Form 10-Q
period 2000-06-30
VENTURE LENDING & LEASING III INC
filed 2000-08-11
CIK 1107274

                                  FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2000

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

                      Commission file number 0-29591

                    VENTURE LENDING & LEASING III, INC.
          (Exact Name of Registrant as specified in its charter)

             MARYLAND                                 77-0534084
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

        2010 NORTH FIRST STREET, SUITE 310, SAN JOSE, CA 95131
       (Address of principal executive offices)      (Zip Code)

                             (408) 436-8577
          (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such
filing requirements for the past 90 days. Yes         No   X
                                              -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS              OUTSTANDING AS OF AUGUST 7, 2000
----------------------------  --------------------------------
Common Stock, $.01 par value       100,000

                   VENTURE LENDING & LEASING III, INC.

                                 INDEX

                                                                                     PAGE NUMBER
PART I  --   FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statement of Financial Position (Unaudited)                                   3
             As of June 30, 2000

             Statement of Operations (Unaudited)                                           4
             For the Period Ended June 30, 2000 *

             Statement of Changes in Shareholder's Equity (Unaudited)                      5
             For the Period Ended June 30, 2000 *

             Statement of Cash Flows (Unaudited)                                           6
             For the Period Ended June 30, 2000 *

             Notes to Financial Statements                                               7-9

Item 2.      Management's Discussion and Analysis of Financial                          9-10
             Condition and Results of Operations

PART II  --  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                          10

Item 6.      Exhibits                                                                     10

SIGNATURES                                                                                10


* for the period from commencement of operations, May 19, 2000 to June 30, 2000

                   VENTURE LENDING & LEASING III, INC.

               STATEMENT OF FINANCIAL POSITION (UNAUDITED)


                                                                             As of
                                                                         June 30, 2000
                                                                    -----------------------
ASSETS

Loans and leases, at estimated fair value
(Cost of $2,016,415)                                                        $    2,016,415
Cash and cash equivalents                                                       17,943,450
Other assets                                                                        62,980
                                                                    -----------------------
          Total assets                                                          20,022,845
                                                                    =======================

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:

     Accrued management fees                                                       717,820
     Accounts payable and other accrued liabilities                                 13,432
                                                                    -----------------------
          Total liabilities                                                        731,252
                                                                    -----------------------

Shareholder's equity:
     Common stock: $0.01 par value, 200,000 shares Authorized;
       Issued and outstanding - 100,000 shares                                       1,000
     Additional Paid-in Capital                                                 20,291,500
     Distributions                                                                 (75,900)
     Accumulated deficit                                                          (925,007)
                                                                    -----------------------
          Total shareholder's equity                                            19,291,593
                                                                    -----------------------
          Total liabilities and shareholder's equity                        $   20,022,845
                                                                    =======================


           The accompanying notes are an integral part of these statements

                    VENTURE LENDING & LEASING III, INC.

                    STATEMENT OF OPERATIONS (UNAUDITED)

                                                          For the Period Ended
                                                             June 30, 2000 *
                                                       --------------------------
INVESTMENT INCOME:
       Interest on loans and leases                                $       6,889
       Interest on short-term investments                                 66,355
                                                       --------------------------
          Total investment income                                         73,244
                                                       --------------------------

EXPENSES:
      Management fees                                                    717,820
      Other operating expenses                                           280,431
                                                       --------------------------
          Total expenses                                                 998,251
                                                       --------------------------
          Net investment loss                                           (925,007)
                                                       --------------------------
          Net Loss                                                 $    (925,007)
                                                       ==========================
Net Loss Per Share                                                 $       (9.25)
                                                       ==========================
Weighted average shares outstanding                                      100,000


*  From commencement of operations, May 19, 2000 to June 30, 2000



       The accompanying notes are an integral part of these statements

                    VENTURE LENDING & LEASING III, INC.

          STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)
                    FOR THE PERIOD ENDED JUNE 30, 2000 *

                                            COMMON STOCK               CAPITAL IN
                                   -------------------------------     EXCESS OF                        ACCUMULATED
                                         SHARES        PAR VALUE       PAR VALUE      DISTRIBUTIONS       DEFICIT          TOTAL
                                   -------------------------------------------------------------------------------------------------
BALANCE, May 19, 2000                    100,000        $   1,000     $    24,000        $    -           $    -      $    25,000

     Sales of common stock                    -                -       20,267,500             -                -       20,267,500
     Distributions                            -                -               -          (75,900)             -          (75,900)
     Net loss                                 -                -               -              -           (925,007)      (925,007)
                                   -------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                   100,000        $   1,000    $ 20,291,500      $  (75,900)      $ (925,007)   $19,291,593
                                   -------------------------------------------------------------------------------------------------

* From commencement of operations, May 19, 2000, to June 30, 2000


               The accompanying notes are an integral part of these statements

                      VENTURE LENDING & LEASING III, INC.

                      STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                    For the Period Ended
                                                                       June 30, 2000 *
                                                                  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                               $     (925,007)
    Adjustments to reconcile net income to net cash used in
    operating activities:
    Increase in other assets                                                      (62,980)
    Increase in accounts payable and other accrued liabilities
    and management fees                                                           731,252
                                                                  -------------------------
        Net cash used in operating activities                                    (256,735)
                                                                  -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of loans and leases                                            (2,213,139)
    Principal payments on loans and leases                                        196,724
    Acquisition of warrants                                                       (75,900)
                                                                  -------------------------
        Net cash used in investing activities                                  (2,092,315)
                                                                  -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Sales of common stock                                                      20,267,500
                                                                  -------------------------
        Net cash provided by financing activities                              20,267,500
                                                                  -------------------------
        Net increase in cash and cash equivalents                              17,918,450

CASH AND CASH EQUIVALENTS:

    Beginning of period                                                            25,000
                                                                  -------------------------
    End of period                                                          $   17,943,450
                                                                  =========================
CASH PAID DURING THE PERIOD FOR:

    Interest                                                               $        -
    Taxes                                                                  $        -

NON-CASH FINANCING ACTIVITIES:

    In-kind distributions to shareholder                                   $       75,900



       *From commencement of operations, May 19, 2000, to June 30, 2000

        The accompanying notes are an integral part of these statements.

                    VENTURE LENDING & LEASING III, INC.

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                               JUNE 30, 2000


1.   ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing III, Inc., (the "Fund"), was incorporated in Maryland on February 1, 2000 as a nondiversified closed-end management investment company electing status as a business development company ("BDC") under the Investment Company Act of 1940. 100% of the stock of the Fund is held by Venture Lending & Leasing III, LLC (the "Company"). Prior to commencing its operations on May 19, 2000, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.01 par value for $25,000. This issuance of stock was a requirement in order to apply for a lender's license. In the period between February 1, 2000 and May 19, 2000, the Fund was not subject to SEC reporting requirements. The Fund became subject to SEC reporting requirements on May 19, 2000.

Westech Investment Advisors, Inc. (Westech Advisors) serves as the Fund's investment manager. Westech Advisors (the "Investment Manager") was formed in 1993 by the principals of Western Technology Investment ("Western Technology"). Westech Advisors also serves as investment manager to Venture Lending & Leasing, Inc. ("VLLI"), a BDC formed in 1994, and Venture Lending & Leasing II, Inc. ("VLLI II"), a BDC formed in 1997, each organized and administered by Westech Advisors and Siguler Guff Advisers, Inc. (the "Advisor to the Investment Manager"), and engaged in the same business as the Fund. VLLI and VLLI II are referred to collectively as the "Prior Funds." Western Technology, an independent asset-based financing organization headquartered in San Jose, California, was founded in 1980. Westech Advisors and Western Technology have originated more than $750 million in asset-based financing for venture capital-backed companies.

As compensation for their services to the Fund, the Investment Manager and the Adviser to the Investment Manager, together, will receive an investment management fee (the "Investment Management Fee") from the Fund, whether before or after dissolution of the Fund. The Investment Management Fee will be computed and paid quarterly for the first two years following commencement of operations, at an annual rate of 2.5% of the amount of the Committed Equity Capital (committed capital to the Company, regardless of when or if such committed capital is called) as of the last day of each such fiscal quarter. Thereafter, the Investment Management Fee will be computed and paid quarterly, at an annual rate of 2.5% of the value of the total assets of the Fund (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter. For purposes of calculating the management fee, any capital committed to the Company at a closing subsequent to the first closing (regardless of when or if such committed capital is called) shall be deemed to have been committed as of the first closing. Committed capital to the Company at June 30, 2000 was $243.7 million.

The accompanying financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period from commencement of operations, May 19, 2000, through June 30, 2000, are not necessarily indicative of what the results would be for the full year.

2.   BASIS OF PRESENTATION

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and revenues and expenses during the reporting period. Actual results could differ from those estimates.

VALUATION OF LOANS AND LEASES AND INVESTMENTS

Venture loans and leases are privately negotiated transactions, and there is no established trading market in which such loans or leases can be sold. Investments in loans and leases are valued at their original purchase price less amortization of principal unless amortized cost does not represent fair value.

Loans and leases are carried at estimated fair value. Unearned income and commitment fees on loans and leases are recognized using the effective interest method over the term of the loan or lease. Commitment fees represent fees received for commitments upon which no drawdowns have yet been made. When the first draw is made, the fee is included in unearned income and recognized as described above.

The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed.

Warrants that are received in connection with loan and lease transactions generally will be assigned a minimal value at the time of acquisition. The carrying value of the first loan made under the related commitment is reduced by the amount assigned to the warrants. This discount is accreted using the effective interest method over the life of the loan. These warrants are distributed to the Company on the same day they are received, as an in-kind distribution, at the same valuation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits in banks and repurchase agreements with original maturities of 90 days or less.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income, less dividends on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share are computed by dividing net income, less dividends on preferred stock, by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no preferred stock or instruments that would be potential common shares; thus, reported basic and diluted earnings are the same.

START-UP COSTS

All Start-up costs have been charged to expense in accordance with AICPA Statement of Position 98-5.

3.   SUMMARY OF INVESTMENTS:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. The Fund's investments in loans and leases are entirely within the United States and are diversified among the industries shown below. The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans and leases).

SEMICONDUCTORS
  Ishoni Networks:  (1.3%)                           $   249,317

SOFTWARE
  Ten North :       (9.2%)                           $ 1,767,098
                                                     -----------
       TOTAL:      (10.5%)                           $ 2,016,415

                                                                            8

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2000, the Fund has unfunded commitments to borrowers of $73.7 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Venture Lending & Leasing III, Inc. ("Fund") is a closed-end, non-diversified management investment company electing status as a business development company under the Investment Company Act of 1940 ("1940 Act"). The Fund's investment objective is to achieve a high total return. The Fund will provide asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans, installment sales contracts or equipment leases. The Fund generally will receive warrants to acquire equity securities in connection with its portfolio investments. The Fund generally distributes these warrants to its shareholder upon receipt.

     The Fund's shares of Common Stock, $.01 par value are sold to its shareholder under a stock purchase agreement. The Fund has issued 100,000 of the 200,000 shares that were authorized. The Fund's shareholder may make additional capital contributions to the Fund.

     In addition to the historical information contained herein, this Quarterly Report contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments and competition effects as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business.

RESULTS OF OPERATIONS - FROM COMMENCEMENT OF OPERATIONS, MAY 19, 2000, TO JUNE 30, 2000

     Total investment income for the period ending June 30, 2000 was $73 thousand, of which $7 thousand consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses. Revenues are expected to increase as additional investments are made during future periods.

     Expenses for the period ended June 30, 2000 were $998 thousand. Management fees are based on committed capital to the Company for the first two years of the Fund's life, thereafter they will be charged based upon the Fund's total assets. The largest operating expense other than management fees for the period was legal expense of $271 thousand.

     The Fund incurred no realized or unrealized gains or losses during the period. Net loss for the period ended June 30, 2000 was $925 thousand. On a per share basis, the net loss was $9.25.

LIQUIDITY AND CAPITAL RESOURCES --  JUNE 30, 2000

     Total capital contributed to the Fund was approximately $20.3 million at June 30, 2000. Committed capital to the Company at June 30, 2000 was $243.7 million.

     As of June 30, 2000, 89% of the Fund's assets consisted of cash and cash equivalents. The Fund started to invest its assets in venture loans and leases during the period. Amounts disbursed under the Fund's loan commitments were approximately $2.2 million during the period ended June 30, 2000. Net loan amounts outstanding after amortization were approximately $2.0 million. Unfunded commitments were approximately $73.7 million.

============================== ==================== ===================== =================== =====================
                                Amount Disbursed    Principal Reductions       Balance        Unfunded Commitments
                                                                             Outstanding
------------------------------ -------------------- --------------------- ------------------- ---------------------
June 30, 2000                  $2.2 million         $0.2 million          $2.0 million        $73.7 million
============================== ==================== ===================== =================== =====================

     Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid.


PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.  EXHIBITS

         10.  Custody Agreement

         27.  Financial Data Schedule


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING II, INC.
(Registrant)

By:      /S/ Ronald W. Swenson              By:      /S/ Brian R. Best
     ------------------------------               ------------------------------
Ronald W. Swenson                           Brian R. Best
Chairman and Chief Executive Officer        Chief Financial Officer
Date:  August 14, 2000                      Date:  August 14, 2000