Form 10-Q
period 2000-09-30
VENTURE LENDING & LEASING III INC
filed 2000-11-14
CIK 1107274

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2000


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


                         Commission file number 0-29591

                       Venture Lending & Leasing III, Inc.
              ---------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                 Maryland                                       77-0534084
      -----------------------------                             ----------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
              or organization)                               Identification No.)

             2010 North First Street, Suite 310, San Jose, CA 95131
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (408) 436-8577
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                        Outstanding as of November 7, 2000
----------------------------            ----------------------------------
Common Stock, $.01 par value                100,000

                       VENTURE LENDING & LEASING III, INC.

                                      INDEX


                                                                                                     PAGE NUMBER
PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statement of Financial Position (Unaudited)                                                 3
             As of September 30, 2000

             Statement of Operations (Unaudited)                                                         4
             For the Period Ended September 30, 2000

             Statement of Changes in Shareholder's Equity (Unaudited)                                    5
             For the Period Ended September 30, 2000 *

             Statement of Cash Flows (Unaudited)                                                         6
             For the Period Ended September 30, 2000 *

             Notes to Financial Statements                                                            7-10

Item 2.      Management's Discussion and Analysis of Financial                                       11-12
             Condition and Results of Operations

Item 3.      Quantitative & Qualitative Disclosures About Market Risk                                   13

PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings                                                                          14

Item 2.      Changes in Securities and Use of Proceeds                                                  14

Item 3.      Defaults upon Senior Securities                                                            14

Item 4.      Submission of Matters to a Vote of Security Holders                                        14

Item 5.      Other Information                                                                          14

Item 6.      Exhibits                                                                                   14


SIGNATURES                                                                                              15

* for the period from commencement of operations, May 19, 2000 to September 30, 2000

                       VENTURE LENDING & LEASING III, INC.

                   STATEMENT OF FINANCIAL POSITION (UNAUDITED)





                                                                            As of
                                                                      September 30, 2000
                                                                    -----------------------
ASSETS

Loans and leases, at estimated fair value
(Cost of $27,271,199)                                                       $   27,271,199
Cash and cash equivalents                                                       14,018,672
Other assets                                                                        32,265
                                                                            --------------
          Total assets                                                          41,322,136
                                                                            ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
     Bank loans                                                                 15,000,000
     Accrued management fees                                                     1,873,159
     Accounts payable and other accrued liabilities                              1,331,003
                                                                            --------------
          Total liabilities                                                     18,204,162
                                                                            --------------

Shareholder's equity:
     Common stock: $0.01 par value, 200,000 shares authorized;
       Issued and outstanding - 100,000 shares                                       1,000
     Additional paid-in Capital                                                 26,521,500
     Distributions                                                                (895,235)
     Accumulated deficit                                                        (2,509,291)
                                                                            --------------
          Total shareholder's equity                                            23,117,974
                                                                            --------------
          Total liabilities and shareholder's equity                        $   41,322,136
                                                                            ==============


         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING III, INC.

                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                      For the Three Months Ended       For the Period Ended
                                                         September 30, 2000             September 30, 2000*
                                                       ------------------------      ------------------------
INVESTMENT INCOME:
      Interest on loans and leases                          $     187,039                 $     193,927
      Interest on short-term investments                          196,072                       262,428
                                                            ---------------               ---------------
          Total investment income                                 383,111                       456,355
                                                            ---------------               ---------------

EXPENSES:
      Management fees                                           1,873,159                     2,590,979
      Interest expense                                              3,387                         3,388
      Other operating expenses                                     90,848                       371,279
                                                            ---------------               ---------------
          Total expenses                                        1,967,394                     2,965,646
                                                            ---------------               ---------------
          Net investment loss                                  (1,584,283)                   (2,509,291)
                                                            ---------------               ---------------
          Net loss                                          $  (1,584,283)                $  (2,509,291)
                                                            ===============               ===============
Net loss Per Share                                          $      (15.84)                $      (25.09)
                                                            ===============               ===============
Weighted average shares outstanding                               100,000                       100,000

*  From commencement of operations, May 19, 2000 to September 30, 2000


         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING III, INC.

            STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000 *





                                        COMMON STOCK            CAPITAL IN
                              ------------------------------    EXCESS OF                      ACCUMULATED
                                 SHARES        PAR VALUE        PAR VALUE     DISTRIBUTIONS       DEFICIT             TOTAL
                              ------------------------------------------------------------------------------------------------
BALANCE, May 19, 2000              100,000     $      1,000     $     24,000     $       --        $       --     $     25,000
     Contribution of capital          --               --         26,497,500             --                --       26,497,500
     Distributions                    --               --               --           (895,235)             --         (895,235)
     Net loss                         --               --               --               --          (2,509,291)    (2,509,291)
                              ------------------------------------------------------------------------------------------------
BALANCE, September 30, 2000        100,000     $      1,000     $ 26,521,500     $   (895,235)     $ (2,509,291)  $ 23,117,974
                              ------------------------------------------------------------------------------------------------

*  From commencement of operations, May 19, 2000 to September 30, 2000

         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING III, INC.

                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                      For the Period Ended
                                                                      September 30, 2000 *
                                                                  ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $    (2,509,291)
     Adjustments to reconcile net income to net cash used in
     operating activities:
     Increase in other assets                                                     (32,265)
     Increase in accounts payable and other accrued liabilities
     and management fees                                                        3,204,162
                                                                          ---------------
            Net cash provided by operating activities                             662,606
                                                                          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of loans and leases                                          (29,824,988)
     Principal payments on loans and leases                                     2,553,789
     Acquisition of warrants                                                     (895,235)
                                                                          ---------------
            Net cash used in investing activities                             (28,166,434)
                                                                          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Contribution of capital                                                   26,497,500
     Proceeds from bank borrowings                                             15,000,000
                                                                          ---------------
            Net cash provided by financing activities                          41,497,500
                                                                          ---------------
            Net increase in cash and cash equivalents                          13,993,672

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                           25,000
                                                                          ---------------
     End of period                                                        $    14,018,672
                                                                          ===============

CASH PAID DURING THE PERIOD FOR:
     Interest                                                             $             -

NON-CASH FINANCING ACTIVITIES:
     In-kind distributions to shareholder                                 $       895,235

      *From commencement of operations, May 19, 2000, to September 30, 2000


        The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING III, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

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

Westech Investment Advisors, Inc. (Westech Advisors) serves as the Fund's investment manager. Westech Advisors (the "Investment Manager") was formed in 1993 by the principals of Western Technology Investment ("Western Technology"). Westech Advisors also serves as investment manager to Venture Lending & Leasing, Inc. ("VLLI"), a BDC formed in 1994, and Venture Lending & Leasing II, Inc. ("VLLI II"), a BDC formed in 1997, each organized and administered by Westech Advisors and Siguler Guff Advisers, Inc. (the "Advisor to the Investment Manager), and engaged in the same business as the Fund. VLLI and VLLI II are referred to collectively as the "Prior Funds." Western Technology, an independent asset-based financing organization headquartered in San Jose, California, was founded in 1980. Westech Advisors and Western Technology have originated more than $750 million in asset-based financing for venture capital-backed companies.

As compensation for their services to the Fund, the Investment Manager and the Adviser to the Investment Manager, together, will receive an investment management fee (the "Investment Management Fee") from the Fund, whether before or after dissolution of the Fund. The Investment Management Fee will be computed and paid quarterly for the first two years following commencement of operations, at an annual rate of 2.5% of the amount of the Committed Equity Capital (committed capital to the Company, regardless of when or if such committed capital is called) as of the last day of each such fiscal quarter. Thereafter, the Investment Management Fee will be computed and paid quarterly, at an annual rate of 2.5% of the value of the total assets of the Fund (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter. For purposes of calculating the management fee, any capital committed to the Company at a closing subsequent to the first closing (regardless of when or if such committed capital is called) shall be deemed to have been committed as of the first closing. Committed capital to the Company at September 30, 2000 was $281.8 million.

The accompanying financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period from commencement of operations, May 19, 2000, through September 30, 2000, are not necessarily indicative of what the results would be for the full year.

2.   BASIS OF PRESENTATION

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

VALUATION OF LOANS AND LEASES AND INVESTMENTS

Loans and leases are carried at estimated fair value. Venture loans and leases are privately negotiated transactions, and there is no established trading market in which such loans or leases can be sold. Investments in loans and leases are valued at their original purchase price less amortization of principal unless amortized cost does not represent fair value.

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

3.   LONG-TERM DEBT FACILITY:

As of September 30, 2000, the Fund had in place a revolving credit warehouse facility to finance the acquisition of asset-based loans and leases. The Fund was eligible to borrow up to $22.5 million. Outstanding balances bear interest at either the financial institution's prime rate or 1.50 percent above LIBOR, which at September 30, 2000 was 6.63 percent. The fund pays a commitment fee of
 .50 percent annually on the total average amount of unused commitment with respect to this facility.

Borrowings under the facility are collateralized by the assets financed by the Fund under loans and leases with assignment to the financial institution plus other assets of the Fund.

As of September 30, 2000, the fund had $15.0 million outstanding under this facility.

4.   SUMMARY OF INVESTMENTS:

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


COMMUNICATION SERVICE PROVIDERS
  Everest Broadband Networks         $2,480,677
  UM Communications                   5,558,755
                                     ----------
         SUBTOTAL:     34.8%         $8,039,432


COMPUTERS & PERIPHERALS
  BeeLine Networks                     $296,186
                                     ----------
         SUBTOTAL:      1.3%           $296,186


INTERNET
  Coremetrics                        $2,444,426
  ECtone                                792,254
  Postini                             1,019,919
  QuinStreet                          6,487,932
  Viquity                               490,263
                                     ----------
         SUBTOTAL:     48.6%        $11,234,794

OTHER
  AtomicTangerine                    $1,916,656
                                     ----------
         SUBTOTAL:      8.3%         $1,916,656


PHOTONICS
  Tsunami Optics                     $1,235,164
                                     ----------
         SUBTOTAL:      5.3%         $1,235,164


SEMICONDUCTORS
  Ishoni Networks                    $2,305,080
                                     ----------
         SUBTOTAL:     10.0%         $2,305,080


SOFTWARE
  Believe                              $439,041
  North Systems                       1,804,846

         SUBTOTAL:      9.7%         $2,243,887


          TOTAL:      118.0%        $27,271,199


The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 2000, the Fund has unfunded commitments to borrowers of $220.3 million.

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

RESULTS OF OPERATIONS -FOR THE 3 MONTHS ENDED SEPTEMBER 30, 2000 AND FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS, MAY 19, 2000, TO SEPTEMBER 30, 2000

     Total investment income for the 3 months ending September 30, 2000 was $383 thousand, of which $187 thousand consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash. The cash is held pending investment in venture loans and leases. For the period from commencement of operations, May 19, 2000 to September 30, 2000, investment income was $456 thousand, of which $194 thousand consisted of interest on venture loans outstanding during the period. Revenues are expected to increase as additional investments are made during future periods.

     Total expenses were $2.0 million for the 3 months ending September 30, 2000 and were $3.0 million for the period from commencement of operations, May 19, 2000 to September 30, 2000 . Management fees were the largest expense and are based on committed capital to the Company for the first two years of the Fund's life, thereafter they will be charged based upon the Fund's total assets.

     Total other operating expenses for the 3 months ending September 30, 2000 were $0.1 million. For the period from commencement of operations, May 19, 2000 to September 30, 2000, other operating expenses were $0.4 million. Other operating expenses were lower in the 3 months ending September 30, 2000, because start-up costs were included in the prior period. For the period from commencement of operations, May 19, 2000 to September 30, 2000, approximately $0.3 million of other operating expenses relate to start-up costs that were charged to expense in accordance with AICPA Statement of Position 98-5.

The Fund incurred no realized or unrealized gains or losses during the period. Net loss for the 3 months ended September 30, 2000 was $1.6 million and loss for the period from commencement of operations, May 19, 2000 to September 30, 2000 was $2.5 million. On a per share basis, the net loss was $15.84 for the 3 months ended September 30, 2000 and $25.09 for the period from commencement of operations, May 19, 2000 to September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES -- SEPETEMBER 30, 2000

     Total capital contributed to the Fund was approximately $26.5 million at September 30, 2000. Committed capital to the Company at September 30, 2000 was $281.8 million.

     The Fund has secured a $50 million revolving debt facility to finance the acquisition of asset-based loans and leases. As of September 30, 2000, lenders had committed $22.5 million toward this line, while the remaining amount of this facility is expected to be committed shortly. At September 30, 2000 the Fund has a loan balance on this facility of $15.0 million.

     As of September 30, 2000, 34% of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans and leases during the period. Amounts disbursed under the Fund's loan commitments were approximately $29.8 million during the period ended Sepetember 30, 2000. Net loan amounts outstanding after amortization were approximately $27.3 million. Unfunded commitments were approximately $220.3 million.

============================== ==================== ===================== =================== ======================
                                      Amount              Principal             Balance              Unfunded
                                    Disbursed            Reductions           Outstanding           Commitments
------------------------------ -------------------- --------------------- ------------------- ----------------------
September 30, 2000                $29.8 million         $2.5 million         $27.3 million        $219.8 million
============================== ==================== ===================== =================== ======================

     Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Fund's business activities contain elements of risk. The Fund considers the principal types of market risk to be interest rate risk and valuation risk. The Fund considers the management of risk essential to conducting its businesses and to maintaining profitability. Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund distributes all equity upon receipt.

 The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1% for the period in which debt existed. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.


PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Fund will become party to certain lawsuits from time to time in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund's financial condition or results of operation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         27.  Financial Data Schedule

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING III, INC.
(Registrant)

By:      /S/ Ronald W. Swenson                     By:      /S/ Brian R. Best
    --------------------------------                   -------------------------
Ronald W. Swenson                                  Brian R. Best
Chairman and Chief Executive Officer               Chief Financial Officer
Date:    November 14, 2000                         Date:    November 14, 2000