Form 10-K
period 2000-12-31
VENTURE LENDING & LEASING III INC
filed 2001-03-30
CIK 1107274

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-29591

VENTURE LENDING & LEASING III, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	77-0534084 (I.R.S. Employer Identification No.)

2010 North First Street, Suite 310, San Jose, CA 95131

(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code: (408) 436-8577

Securities Registered Pursuant to Section 12(b) of the Act:  None
 Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value

    Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K: / /.

    As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

    The number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2001 was 100,000.

Documents Incorporated by Reference

Document Description	10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2001	III

PART I

ITEM 1. BUSINESS.

Introduction.

    Venture Lending & Leasing III, Inc. (the Fund) was incorporated in Maryland on January 28, 2000, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. The Fund is a wholly owned subsidiary of Venture Lending & Leasing III, LLC, a Delaware limited liability company (the Company). The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies in the form of secured loans. Prior to commencing its operations on May 19, 2000, the Fund had no operations other than the sale of 100,000 shares to Venture Lending and Leasing III, LLC for $25,000. As of December 31, 2000, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986.

    The Fund's shares of Common Stock, $.01 par value ("Shares") are held entirely by Venture Lending & Leasing III, LLC. As capital is required to finance the acquisition of loans, additional capital is provided by Venture Lending & Leasing III, LLC.

Investment Program.

    General.  As a Business Development Company (BDC), the Fund will invest at least 70% of its total assets ("qualifying assets") in securities of companies that qualify as "eligible portfolio companies." An eligible portfolio company generally is a United States company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the SEC (See "Regulation"). The Fund may invest up to 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies (for example, because the Company's securities are listed on the National Association of Securities Dealers' Automated Quotation System) and eligible portfolio companies as to which the Fund does not offer to make available significant managerial assistance. The foregoing percentages are determined, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, by the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower to the Fund pursuant to such commitment.

    Venture Loans.  Venture loans generally consist of a promissory note secured by the equipment or other assets of the borrower. The Fund generally obtains a security interest in the assets financed and receives periodic payments of interest and principal, and may receive a final payment constituting additional interest at the end of the transaction's term. The interest rate and amortization terms of venture loans are individually negotiated between the Fund and each borrower.

    Typically, loans are structured as commitments by the Fund to finance assets of the borrower over a specified period of time. The commitment of the Fund to finance future asset acquisitions is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be financed. Although the Fund's commitments generally provide that the Fund is not required to continue to fund additional loans if there is a material adverse change in the borrower's financial condition, it is possible that a borrower's financial condition will not be as strong at the time the Fund finances an asset acquisition as it was at the time the commitment was entered into.

    Warrants and Equity Securities.  The Fund generally acquires warrants to purchase equity securities of the borrower in connection with asset financings. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower. Substantially all the warrants and underlying equity securities are restricted securities under the 1933 Act at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide (i) "piggyback" registration rights, which permit the Fund under certain circumstances to include some or all of the securities owned by it in a registration statement filed by the borrower or (ii) under rare circumstances, "demand" registration rights permitting the Fund under certain circumstances to require the borrower to register the securities under the 1933 Act (in some cases at the Fund's expense).

Investment Policies.

    For purposes of these investment policies and unless otherwise specified, references to the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower of the Fund pursuant to such commitment; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.

    Diversification Standards.  The Fund is classified as a "non-diversified" closed-end investment company under the 1940 Act. However the Fund seeks to qualify as a RIC, and therefore must meet diversification standards under the Internal Revenue Code.

    To qualify as a RIC, the Fund must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of the Fund's taxable year, (i) not more than 25% of the market value of its total assets is invested in the securities of a single issuer and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the market value of the Fund's total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer). For purposes of the diversification requirements under the Internal Revenue Code, the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the securities issued by the borrower to the Fund at the time each portion of the commitment is funded.

    The Fund will generally invest no more than 25% of its total assets in securities of companies in any single industry. The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several "industries" for purposes of the industry diversification policy) include computer and semiconductor-related, medical/biotechnology and communications.

    Investment Guidelines.  In selecting investments for the Fund's portfolio, Western Technology Investments (the Manager) will endeavor to meet the investment guidelines established by the Fund's Board of Directors. The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager. Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.

    Leverage.  The Fund is permitted to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans. Under the

1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "asset coverage" of at least 200 percent. "Asset coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by the borrowings and any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.

    The use of leverage increases investment risk. The Fund's lenders require that the Fund pledge portfolio assets as collateral for loans. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets. Lenders also require that the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.

    Temporary Investments.  Pending investment in asset financing transactions and pending distributions, the Fund invests excess cash in (i) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, (ii) repurchase agreements fully collateralized by U.S. government securities or (iii) short-term high-quality debt instruments of U.S. corporations. All such investments will mature in one year or less. The U.S. government securities in which the Fund may invest include U.S. government securities backed by the full faith and credit of the U.S. government (such as Treasury bills, notes and bonds) as well as securities backed only by the credit of the issuing agency. Corporate securities in which the Fund may invest include commercial paper, bankers' acceptances and certificates of deposit of domestic or foreign issuers.

    The Fund also may enter into repurchase agreements that are fully collateralized by U.S. government securities with banks or recognized securities dealers, in which the Fund purchases a U.S. government security from the institution and simultaneously agrees to resell it to the seller at an agreed-upon date and price. The repurchase price is related to an agreed-upon market rate of interest rather than the coupon of the debt security and, in that sense, these agreements are analogous to secured loans from the Fund to the seller. Repurchase agreements carry certain risks not associated with direct investments in securities, including possible declines in the market value of the underlying securities and delays and costs to the Fund if the other party to the transaction defaults.

    Other Investment Policies.  The Fund will not sell securities short, purchase securities on margin (except to the extent the Fund's permitted borrowings are deemed to constitute margin purchases), write puts or calls, purchase or sell commodities or commodity contracts or purchase or sell real estate. The Fund will not underwrite the securities of other companies, except to the extent the Fund may be deemed an underwriter upon the disposition of restricted securities acquired in the ordinary course of the Fund's business.

    The Fund's investment objective, investment policies and investment guidelines (other than its status as a BDC) are not fundamental policies and may be changed by the Fund's Board of Directors at any time without shareholder approval.

Regulation.

    Generally, to be eligible to elect BDC status, a company must engage in the business of furnishing capital and offering significant managerial assistance to "eligible portfolio companies," as defined below. More specifically, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered as a class of its securities or have filed a registration statement with the SEC pursuant to Section 12 of the Securities Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of eligible portfolio companies; (iv) offer to extend significant managerial assistance to such eligible portfolio companies; (v) have a majority of disinterested directors; and (vi) file (or under certain circumstances, intend to file) a proper notice of election with the SEC.

    "Making available significant managerial assistance" is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the business development company, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a business development company of a controlling influence over the management or polices of the portfolio company by the business development company acting individually or as part of a group acting together which controls the portfolio company. The officers of the Fund intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans. In some instances, officers of the Fund might serve on the board of directors of borrowers.

    An "eligible portfolio company" generally is a United States company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the SEC. Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company.

    The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms, and investment companies. Moreover, the 1940 Act limits the type of assets that BDCs may acquire to certain prescribed qualifying assets and certain assets necessary for its operations (such as office furniture, equipment, and facilities) if, at the time of acquisition, less than 70% of the value of BDC's assets consist of qualifying assets. Qualifying assets include: (i) privately acquired securities of companies that were eligible portfolio companies at the time such BDC acquired their securities; (ii) securities of bankrupt or insolvent companies; (iii) securities of eligible portfolio companies controlled by a BDC; (iv) securities received in exchange for or distributed in or with respect to any of the foregoing; and (v) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. Such restrictions include limiting purchases to transactions not involving a public offering and the requirement that securities be acquired directly from either the portfolio company or its officers, directors or affiliates.

    The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund's disinterested directors has determined that such sale would be in the best interests of the Fund and its shareholders and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale. A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term "majority of the outstanding voting securities" of the Fund means the vote of (i) 67% or more of the Fund's Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund's outstanding Shares, whichever is less.

    Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 Provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund's disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Managers, may still require the prior approval of the SEC. In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund's outstanding Shares (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund's disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund. The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).

Dividends and Distributions.

    The Fund intends to distribute to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end. Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.

    Until May 19, 2004, the Fund may reinvest the proceeds of matured, repaid or resold investments, net of required distributions to shareholders, principal payments on borrowings and expenses or other obligations of the Fund, in new loans. Following that date, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in his shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.

Competition.

    Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom may have greater resources than the Fund. Furthermore, the Fund's need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Internal Revenue Code pertaining to RICs might restrict the Fund's flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers more attractive transaction terms than otherwise might be the case.

Employees.

    The Fund has no employees; all of its officers are officers and employees of the Manager of the company or of Siguler Guff (Advisor to the Manager), and all of its required services are performed by officers and employees of the Manager or Advisor to the Manager.

ITEM 2. PROPERTIES.

    All of the Fund's office space is provided by the Manager.

ITEM 3. LEGAL PROCEEDINGS.

    The Fund is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Fund's security holders during the last quarter of the year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE FUND

    The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, Director and Chief Executive Officer	56	Chairman, CEO, Director, and other positions, Westech Investment Advisors since 1994.
Salvador O. Gutierrez, Director, President	57	President and Director, and other positions, Westech Investment Advisors since 1994.
George W. Siguler, Advisory Director	53	Managing Director, Siguler Guff Advisers & affiliates since 1995.
Brian R. Best Vice President, CFO, and Secretary	34	Vice President, CFO, and other positions — Westech Investment Advisors since 1997. Director, Finance & Administration, Decisis Corporation 1995-1996.
Donald P. Spencer, Assistant Secretary	45	Managing Director, Siguler Guff Advisers and affiliates since 1995.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.

    The number of holders of record of the Fund's Common Stock at March 15, 2001 was 1.

    The Fund has a policy of distributing warrants as acquired. In addition, some expenses of the company may be paid by the Fund, and will be deemed as distributions to the Company. The Fund has also established a policy of declaring dividends on a quarterly basis to the extent that income of the fund exceeds warrant distributions and deemed distributions. Since warrant distributions and deemed distributions have exceeded the net income of the Fund, no quarterly distributions have yet been made as of December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA.

    The following table summarizes certain financial data and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

From Inception, (May 19, 2000) To December 31, 2000
Statement of Operations Data:
Investment Income:
Interest on Loans	$1,568,076
Interest on Short-Term investments	410,056

Total Investment Income	1,978,132
Expenses:
Management Fee to Managers	4,752,659
Interest Expense	422,488
Other Operating Expenses	386,963

Total Expenses	5,562,110

Net Investment Loss	(3,583,978)

Net Loss	(3,583,978)

AMOUNTS PER COMMON SHARE:
Net Loss	$(35.84)

Weighted Average Shares Outstanding	100,000

As of December 31, 2000
Balance Sheet Data:
Total Assets	$87,100,404
Bank Loans	$37,500,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations—For the period from May 19, 2000 (commencement of operations) through December 31, 2000

    Total investment income for the period ended December 31, 2000 was $2.0 million, of which $1.6 million consisted of interest on venture loans outstanding. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans or application to the Fund's expenses.

    Expenses for the period ended December 31, 2000 were $5.6 million. Management fees are calculated based on the Company's committed capital for the first two years of the Fund's life and thereafter as a percentage of Fund assets. Management fees for the Fund were $4.8 million for the period ended December 31, 2000. Interest Expense was $0.4 million for the period ended December 31, 2000. Other operating expenses were $0.4 million for the period ended December 31, 2000.

    Net loss for the period ended December 31, 2000 was $3.5 million. On a per share basis, for the period ended December 31, 2000 there was a net loss of $35.84.

Liquidity and Capital Resources—December 31, 2000

    The Fund is owned entirely by Venture Lending & Leasing III, LLC. To the extent called for by the Fund, the Company is expected to make further contributions to the capital of the Fund to the extent of the Members' capital commitment to the Company. As of December 31, 2000 the Company has received subscriptions for capital in the amount of $307.6 million, of which $61.5 million has been called and received. Remaining uncalled capital of the Company at December 31, 2000 is $246.1 million. The Company may continue to accept additional subscriptions until May 19, 2001.

    The Fund has in place a $41.5 million revolving debt facility to finance asset-based loans. As of December 31, 2000, $37.5 million was outstanding under this facility. During the period ended December 31, 2000 the Fund also put in place a $25 million securitzation debt facility. As of December 31, 2000, there was no balance outstanding under this facility. The Fund did not enter into any interest rate swap transactions to hedge its interest rate on the debt facility, but expects to do so in 2001. The effect of the interest rate swap transactions would be to convert the variable commercial paper rate into a fixed rate on the contract notional value.

    As of December 31, 2000, 11% of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans during the period. Amounts disbursed under the Fund's loan commitments was $85.9 million for the period ended December 31, 2000. Net loan amounts outstanding after amortization was approximately $77.1 million. Unfunded commitments as of December 31, 2000 were $294.7 million.

Year Ending	Amount Disbursed	Principal Amortization	Balance Outstanding	Unfunded Commitments
Period from May 19, 2000 (Commencement of operations) through December 31, 2000	$85.9 million	$8.8 million	$77.1 million	$294.7 million

    Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the company's experience that not all unfunded commitments will be used by borrowers.

    The Fund seeks to meet the requirements to qualify for the special pass-through status available to "regulated investment companies" ("RICs") under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) ("Distribution Requirement"). To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term ("residual income"), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

Quarterly Results

    This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

December 31, 2000 (Unaudited)

	Three Months Ended
	June 30, 2000*	September 30, 2000	December 31, 2000
Investment Income:
Interest on Loans	$6,889	$187,039	$1,374,148
Interest on Short-Term Investments	66,355	196,072	147,629

Total Investment Income	73,244	383,111	1,521,777

Expenses:
Management Fees	717,820	1,873,159	2,161,680
Interest Expense	—	3,387	419,101
Other Operating Expenses	280,431	90,848	15,684

Total Expenses	998,251	1,967,394	2,596,465

Net Investment Loss	(925,007)	(1,584,283)	(1,074,688)

Net Loss	$(925,007)	$(1,584,283)	$(1,074,688)

Amount per common share:
Net Loss	$(9.25)	$(15.84)	$(10.75)

Weighted Average Shares Outstanding	100,000	100,000	100,000

*
From May 19, 2000 (Commencement of operations) through June 30, 2000

ITEM 7A—Quantitative and Qualitative Disclosures About Market Risk

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

    The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund distributes all equity investments upon receipt.

    The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1.5% for the period in which debt existed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is contained in part under the caption "Executive Officers of the Fund" in Part I hereof, and the remainder is contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held May 16, 2001 ("Proxy Statement") under the caption "Proposal 2—To Elect Seven Directors of the Fund" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held May 16, 2001 under the caption "Proposal 2—To Elect Seven Directors of the Fund" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is contained in the Fund's 2000 Proxy Statement under the caption "Annex A—Beneficial Ownership of Fund Shares" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is contained in the Fund's 2000 Proxy Statement under the captions: "Other Information—Managers" and is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.  Index to Financials Statements and Financial Statement Schedules

Financial Statement Schedules for the Year Ended December 31, 2000 included in Item 14(d):

No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

(a)
2.  Exhibits

Exhibit	Exhibit Title
3(i)	Articles of Incorporation of the Fund filed with the Maryland Secretary of State on January 1, 2000, Incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.
3(ii)	Certificate of Correction of the Fund filed with the Maryland Secretary of State on February 11, 2000, Incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.
3(iii)	Bylaws of the Fund as of February 1, 2000, Incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.
4.1	Form of Purchase Agreement between the Fund and the Limited Liability Company,, Incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.
10.1	Form of Custodian Agreement between the Fund and Investors Bank & Trust, Incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.
10.2	Form of Intercreditor Agreement between the Fund and Venture Lending & Leasing, Inc, Incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.
10.3	Form of Management Agreement between the Fund, the Manager and the Adviser to the Manager,, Incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.
(b)
Reports on Form 8-K

The Fund filed no reports on Form 8-K with the Commission during the fiscal quarter ended December 31, 2000.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING III, INC.
(Registrant)

By:	/s/ RONALD W. SWENSON Ronald W. Swenson Chairman and Chief Executive Officer Date: March 28, 2001	By:	/s/ BRIAN R. BEST Brian R. Best Chief Financial Officer Date: March 28, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ J. MICHAEL EGAN J. Michael Egan	Director	March 28, 2001
By:	/s/ SALVADOR O. GUTIERREZ Salvador O. Gutierrez	President & Director	March 28, 2001
By:	/s/ SCOTT C. MALPASS Scott C. Malpass	Director	March 28, 2001
By:	/s/ MICHAEL G. MCCAFFERY Michael G. McCaffery	Director	March 28, 2001
By:	/s/ ROGER V. SMITH Roger V. Smith	Director	March 28, 2001
By:	/s/ ARTHUR C. SPINNER Arthur C. Spinner	Director	March 28, 2001
By:	/s/ RONALD W. SWENSON Ronald W. Swenson	CEO & Director	March 28, 2001

Venture Lending & Leasing III, Inc.
Index to Financials Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of
Venture Lending & Leasing III, Inc.:

    We have audited the accompanying statement of financial position of Venture Lending & Leasing III, Inc. (a Maryland corporation) (the Fund) as of December 31, 2000, and the related statements of operations, changes in shareholder's equity, and cash flows for the period from May 19, 2000 (commencement of operations), through December 31, 2000. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing III, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the period from May 19, 2000 (commencement of operations), through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

San Francisco, California,
  February 5, 2001

VENTURE LENDING & LEASING III, INC.
STATEMENT OF FINANCIAL POSITION
AS OF DECEMBER 31, 2000

ASSETS
LOANS, at estimated fair value (cost of $77,086,690)	$77,086,690
CASH AND CASH EQUIVALENTS	9,720,784
OTHER ASSETS	292,930

Total assets	$87,100,404

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES:
Bank loans	$37,500,000
Accrued management fees	2,161,680
Accounts payable, accrued liabilities, and deferred fees	2,396,942

Total liabilities	42,058,622

SHAREHOLDER'S EQUITY:
Common stock, $.01 par value: Authorized—200,000 shares Issued and outstanding—100,000 shares	1,000
Capital in excess of par value	51,021,500
Distributions	(2,396,740)
Accumulated deficit	(3,583,978)

Total shareholder's equity	45,041,782

Total liabilities and shareholder's equity	$87,100,404

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING III, INC.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM MAY 19, 2000 (COMMENCEMENT OF OPERATIONS),
THROUGH DECEMBER 31, 2000

INVESTMENT INCOME:
Interest on loans	$1,568,076
Interest on short-term investments	410,056

Total investment income	1,978,132

EXPENSES:
Management fees	4,752,659
Interest expense	422,488
Other operating expenses	386,963

Total expenses	5,562,110

Net loss	$(3,583,978)

AMOUNTS PER COMMON SHARE: Net loss	$(35.84)

WEIGHTED AVERAGE SHARES OUTSTANDING	100,000

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING III, INC.
STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
FOR THE PERIOD FROM MAY 19, 2000 (COMMENCEMENT OF OPERATIONS),
THROUGH DECEMBER 31, 2000

	Common Stock
			Capital in Excess of Par Value		Accumulated Deficit
	Shares	Amount		Distributions		Total
BALANCE, MAY 19, 2000	100,000	$1,000	$24,000	$—	$—	$25,000
Contributions	—	—	50,997,500	—	—	50,997,500
Distributions	—	—	—	(2,396,740)	—	(2,396,740)
Net loss	—	—	—	—	(3,583,978)	(3,583,978)

BALANCE, DECEMBER 31, 2000	100,000	$1,000	$51,021,500	$(2,396,740)	$(3,583,978)	$45,041,782

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING III, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MAY 19, 2000 (COMMENCEMENT OF OPERATIONS),
THROUGH DECEMBER 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,583,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in deferred assets, net of amortization	(225,521)
Increase in other assets	(67,409)
Net increase in accounts payable, accrued liabilities, and deferred fees	4,558,622

Net cash provided by operating activities	681,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	(85,887,316)
Principal payments on loans	8,800,626
Acquisition of warrants	(2,216,335)

Net cash used in investing activities	(79,303,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholder	(180,405)
Contribution of capital	50,997,500
Loan from bank	37,500,000

Net cash provided by financing activities	88,317,095

Net increase in cash and cash equivalents	9,695,784
CASH AND CASH EQUIVALENTS:
Beginning of period	25,000

End of period	$9,720,784

CASH PAID DURING THE YEAR FOR INTEREST	$257,147
NONCASH TRANSACTIONS:
Distributions of investment securities to shareholder	2,216,335

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING III, INC.
NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND OPERATIONS OF THE COMPANY:

    Venture Lending & Leasing III, Inc. (the Fund) was incorporated in Maryland on January 28, 2000, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. The Fund is a wholly owned subsidiary of Venture Lending & Leasing III, LLC, a Delaware limited liability company (the Company). The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies in the form of secured loans. Prior to commencing its operations on May 19, 2000, the Fund had no operations other than the sale of 100,000 shares to Venture Lending and Leasing III, LLC for $25,000. As of December 31, 2000, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

    Cash and cash equivalents consist of cash on hand, demand deposits in banks, and repurchase agreements with original maturities of 90 days or less.

Valuation of Loans

    Venture loans are privately negotiated transactions, and there is no established trading market in which such loans can be sold. Investments in loans are valued at their original cost less amortization of principal unless, pursuant to procedures established by the Fund's Board of Directors, the Fund's Managers determine that amortized cost does not represent fair value.

Warrants

    Warrants that are received in connection with loan transactions generally will be assigned a minimum value at the time of acquisition. Warrants are then distributed by the Fund to the Company at the assigned value.

Nonaccrual Loans

    The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status. Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the valuation of loans.

    There were no loans classified as nonaccrual at December 31, 2000.

Commitment Fees

    Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.

Tax Status

    As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to shareholders (pass-through status). Should the Fund lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholders), and all distributions out of its earnings and profits will be taxable to shareholders as ordinary income.

3.  SUMMARY OF INVESTMENTS:

    Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance the borrower up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of December 31, 2000, the Fund's investments in loans are entirely within the United States and are diversified among the following industries. The percentage of net assets (shareholder's equity) that each industry group represents is shown with the industry totals. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans.)

Application service providers:
Access360	$2,469,528
eOnline	2,628,737
Jamcracker	443,692
Ultrabridge	811,955

Total application service providers (14.1% of net assets)	6,353,912

Biotechnology:
Zyomyx	1,443,322

Total biotechnology (3.2% of net assets)	1,443,322

Communications equipment:
Astral Point Communications	1,982,178
Gluon Networks	1,202,992

Total communications equipment (7.1% of net assets)	3,185,170

Communications service providers:
Appgenesys	5,134,410
Coreon	1,499,785
Everest Broadband Networks	3,679,836
UM Communications	5,256,236

Total communications service providers (34.6% of net assets)	15,570,267

Computers and peripherals:
BeeLine Networks	612,300

Total computers and peripherals (1.4% of net assets)	612,300

Internet:
BridgeSpan	3,483,412
Coremetrics	3,009,962
ECtone	1,144,447
Postini	1,947,481
QuinStreet	6,166,174
RivalWatch	180,505
Viquity	632,932

Total Internet (36.8% of net assets)	16,564,913

Photonics:
Network Elements	4,188,558
Tsunami Optics	1,566,904
Ultraband FiberOptics	5,743,500

Total photonics (25.5% of net assets)	11,498,962

Semiconductors:
Ishoni Networks	3,483,928
Summit MicroElectronics	5,723,822
VxTel	2,586,977

Total semiconductors (26.2% of net assets)	11,794,727

Software:
Believe	$678,160
Ceon	1,032,269
North Systems	1,803,726
Syndeo	2,614,411

Total software (13.6% of net assets)	6,128,566

Other:
Atomic Tangerine	3,934,551

Total other (8.7% of net assets)	3,934,551

Total loans (cost: $77,086,690)	$77,086,690

    The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At December 31, 2000, the Fund has unfunded commitments to borrowers of $294,746,184.

    For the period from May 19, 2000 (commencement of operations), through December 31, 2000, the Fund distributed $2,216,335 of warrants to the Company.

4.  LONG-TERM DEBT FACILITY:

    As of December 31, 2000, the Fund had in place a $25 million securitization debt facility to finance asset-based loans. No draws against this facility were made as of December 31, 2000. Loans can be drawn on the credit facility by a minimum at $5 million and in $1 million increments in excess thereof. The interest rate on this facility is the "Cost of Funds Rate" plus 0.65 percent.

    Borrowings under this facility are collateralized by receivables of the Fund under loans with assignment to the financial institution, plus other assets of the Fund. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing. The Fund pays a commitment fee of 0.25 percent monthly based on the total commitment related to the facility.

    Expenses of $150,000 were incurred in connection with procuring the facility. These expenses have been capitalized and are being amortized over three years.

    The Fund also has in place a revolving credit warehouse facility to finance asset-based loans. The Fund was eligible to borrow up to $41.5 million as of December 31, 2000. Outstanding balances bear interest at either the financial institution's prime rate or LIBOR plus 1.5 percent, which at December 31, 2000, was 6.565 percent. The Fund pays a commitment fee of 0.50 percent annually on the total average amount of unused commitment with respect to this facility.

    Borrowings under this facility are collateralized by the receivables of the Fund under loans with assignment to the financial institution plus other assets of the Fund. As of December 31, 2000, the Fund had $37.5 million outstanding under this facility.

5.  CAPITAL STOCK:

    As of December 31, 2000, there are 200,000 shares of $.01 par value common stock authorized, and 100,000 shares are issued and outstanding.

6.  EARNINGS PER SHARE:

    Basic earnings per share are computed by dividing net income (loss) by the weighted-average common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no stock options or other equity instruments that would be potential common shares; thus, reported basic and diluted earnings are the same.

7.  MANAGEMENT:

    Westech Investment Advisors serves as investment manager for the fund. As compensation for its services to the Fund, the Manager receives a management fee (the Management Fee) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing. Fees of $4,752,659 were recognized as of December 31, 2000. Following this two-year period, Management Fees will be calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.

    For the year ended December 31, 2000, expenses, principally organizational costs, of $180,405 were allocated to the Company and treated as a noncash distribution.

    Certain officers and directors of the Fund also serve as officers and directors of Westech Investment Advisors.

8.  FUTURE FINANCIAL ACCOUNTING STANDARDS:

    The Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. For investment companies such as the Company, SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings.

    SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and the Fund adopted its provisions effective January 1, 2001. From time to time, the Fund expects enter into interest rate swaps to hedge its interest rate on its debt.

QuickLinks

PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II.
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A—Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV.
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K