Form 10-Q
period 2001-03-14
VENTURE LENDING & LEASING III INC
filed 2001-05-14
CIK 1107274

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2001
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(408) 436-8577
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes  ☒     No  ☐

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 7, 2001
Common Stock, $.001par value	100,000

VENTURE LENDING & LEASING III, INC.

INDEX

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
Statement of Financial Position (Unaudited) As of March 31, 2001 and December 31, 2000
Statement of Operations (Unaudited) For the Three Months Ended March 31, 2001
Statement of Changes in Shareholder’s Equity (Unaudited) For the Period From May 19, 2001 (Commencement of Operations) Through December 31, 2000 and the Three Months Ended March 31, 2001

Statement of Cash Flows (Unaudited) For the Three Months Ended March 31, 2001
Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative & Qualitative Disclosures About Market Risk
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

VENTURE LENDING & LEASING III, INC.

STATEMENT OF FINANCIAL POSITION (UNAUDITED)

AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

	March 31, 2001	December 31, 2000

ASSETS
Loans at estimated fair value (Cost of $117,245,350 and $77,086,690)	$114,131,350	$77,086,690
Cash and cash equivalents	12,050,619	9,720,784
Other assets	386,462	292,930

Total assets	126,568,431	87,100,404

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Bank loans	43,863,870	37,500,000
Accrued management fees	2,079,056	2,161,680
Accounts payable and other accrued liabilities	3,217,295	2,396,942

Total liabilities	49,160,221	42,058,622

Shareholder's equity:
Common stock: $0.001 par value, 200,000 shares authorized; Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	88,004,400	51,022,400
Distributions	(3,812,491)	(2,396,740)
Accumulated deficit	(6,783,799)	(3,583,978)
Total shareholder's equity	77,408,210	45,041,782

Total liabilities and shareholder's equity	$126,568,431	$87,100,404

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING III, INC.

STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2001

INVESTMENT INCOME:
Interest on loans	$3,011,831
Interest on short-term investments	252,641
Total investment income	3,264,472

EXPENSES:
Management fees	2,079,057
Interest expense	738,834
Other operating expenses	294,551
Total expenses	3,112,442
Net investment income	152,030
Net change in unrealized loss from investment transactions	(3,351,851)
Net loss	$(3,199,821)
Net loss per share	$(32.00)
Weighted average shares outstanding	100,000

The accompanying notes are an integral part of these statements

VENTURE  LENDING & LEASING III, INC.

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (UNAUDITED)
FOR THE PERIOD ENDED DECEMBER 31, 2000 *AND
THE THREE MONTHS ENDED MARCH 31, 2001

	Common Stock		Capital in Excess of		Accumulated

	Shares	Par Value	Par Value	Distributions	deficit	Total

BALANCE, May 19, 2000	$100,000	$100	$24,900	$-	$-	$25,000

Contribution of capital	-	-	50,997,500	-	-	50,997,500
Distributions	-	-	-	(2,396,740)	-	(2,396,740)
Net loss	-	-	-	-	(3,583,978)	(3,583,978)
BALANCE, December 31, 2000	$100,000	$100	$51,022,400	$(2,396,740)	$(3,583,978)	$45,041,782

Contribution of capital			$36,982,000			36,982,000
Distributions				$(1,415,751)		(1,415,751)
Net loss					$(3,199,821)	(3,199,821)
BALANCE, March 31, 2001	$100,000	$100	$88,004,400	$(3,812,491)	$(6,783,799)	$77,408,210

* FOR THE PERIOD FROM MAY 19, 2000 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2000

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING III, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,199,821)
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized gain from investment transactions	3,351,851
Increase in deferred assets (net of amortization)	(521)
Increase in other assets	(93,011)
Net increase in accounts payable,accrued liabilities, and deferred fees	499,878
Net cash provided by operating activities	558,376
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	(49,292,793)
Principal payments on loans	9,134,133
Acquisition of warrants	(1,415,751)
Net cash used in investing activities	(41,574,411)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital	36,982,000
Loan from bank	25,000,000
Repayment of bank loans	(18,636,130)
Net cash provided by financing activities	43,345,870
Net increase in cash and cash equivalents	2,329,835

CASH AND CASH EQUIVALENTS:
Beginning of period	9,720,784
End of period	$12,050,619
CASH PAID DURING THE PERIOD FOR:
Interest	$875,603

NON-CASH FINANCING ACTIVITIES:
In-kind distributions to shareholder	$1,415,751
Unrealized loss on hedging activities	$237,851

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING III, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2001

1.          ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing III, Inc., (the “Fund”), was incorporated in Maryland on February 1, 2000 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940.  100% of the stock of the Fund is held by Venture Lending & Leasing III, LLC (the “Company”).  Prior to commencing its operations on May 19, 2000, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000.  This issuance of stock was a requirement in order to apply for a lender’s license. In the period between February 1, 2000 and May 19, 2000, the Fund was not subject to SEC reporting requirements.  The Fund became subject to SEC reporting requirements on May 19, 2000.

The accompanying  financial statements in Management's opinion, include all adjustments  (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2001 are not necessarily indicative of what the results would be for the full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report for the year ended December 31, 2000.

2.          SUMMARY OF INVESTMENTS:

Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  The Fund’s investments in loans are entirely within the United States and are diversified among the industries shown below.  The percentage of shareholder’s equity (net assets) that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Application Service Providers
Access360	$3,789,499
eOnline	3,832,149
Jamcracker	546,058
Ultrabridge (CA)	1,105,420
Subtotal: 12.0%	$9,273,126

Biotechnology
Zyomyx	$1,383,520
Subtotal: 1.8%	$1,383,520

Communication Equipment
Amber Networks	$6,325,639
Astral Point	1,864,677
Calix Networks	4,328,186
Coriolis Networks	1,121,530
Gluon Networks	3,945,443
Network Robots	618,585
Nexsi	137,649
Taqua	1,971,505
Subtotal: 26.2%	$20,313,214

Communication Service Providers
Appgenesys	$4,858,685
Coreon	1,383,972
Everest Broadband	3,485,156
Totality	2,070,929
UM Communications	2,622,372
Subtotal: 18.6%	$14,421,114

Computers & Peripherals
Andes Networks	$565,735
Subtotal: 0.7%	$565,735

Internet
BridgeSpan	$3,326,551
Coremetrics	3,615,193
ECtone	1,231,871
Postini	1,822,221
QuinStreet	6,264,082
RivalWatch	163,718
Slam Dunk Networks	458,761
Viquity	789,929
Subtotal: 22.8%	$17,672,326

Medical Devices
Neomend	$641,911
Subtotal: 0.8%	$641,911
Other
AtomicTangerine	$3,591,292
Subtotal: 4.6%	$3,591,292

Photonics
Calmar Optcom	$420,029
Gemfire	1,001,606
LaserSharp	688,420
Network Elements	3,952,755
Novera Optics	7,452,739
Onix Microsystems	2,547,622
Optinel Systems	607,654
Tsunami Optics	1,455,998
Subtotal: 23.4%	$18,126,823

Semiconductors
Ishoni Networks	$4,532,657
Pacific Broadband	2,673,599
Summit MicroElectronics	5,308,017
VxTel	2,474,497
Subtotal: 19.4%	$14,988,770

Software
Bang Networks	$2,613,928
Believe	1,114,139
Ceon	1,800,441
eTime Capital	2,314,305
North Systems	432,598
OnDemand	458,375
Syndeo	4,419,733
Subtotal: 17.0%	$13,153,519

Total: 147.4%	$114,131,350

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  As a result, the Fund is subject to general credit risk associated with such companies. At March 31, 2001, the Fund has unfunded commitments to borrowers of $314.4 million.

As of March 31, 2001 loans with a cost basis of $6.2 million and a fair value of $3.1 million have been classified as non-accrual.

3.          EARNINGS PER SHARE

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

4.  IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings.

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and the Fund has adopted its provisions effective July 1, 2000. Derivatives that are used to hedge the company’s floating rate debt are now marked to market.  The resulting gain or loss is recorded as an increase or decrease in unrealized gains from other security transactions.  The market value of the instrument is treated either an asset or as a liability depending on if its value is negative or positive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

             Venture Lending & Leasing III, Inc. (“Fund”) is a closed-end, non-diversified management investment company electing status as a business development company under the Investment Company Act of 1940 (“1940 Act”).  The Fund's investment objective is to achieve a high total return.  The Fund will provide asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans.  The Fund generally will receive warrants to acquire equity securities in connection with its portfolio investments.  The Fund generally distributes these warrants to its shareholder upon receipt.

             The Fund’s shares of Common Stock, $.001 par value are sold to its shareholder under a stock purchase agreement.  The Fund has issued 100,000 of the 200,000 shares that were authorized. The Fund’s shareholder may make additional capital contributions to the Fund.

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

Results of Operations –For the Three Months ended March 31, 2001

             Total investment income for the three months ending March 31, 2001 was $3.3 million, of which $3.0 million consisted of interest on venture loans outstanding during the period. The majority of the remaining income consisted of interest on the temporary investment of cash.  The cash is held pending investment in venture loans.   Revenues are expected to increase in the future as additional investments are made during future periods.

             Total expenses were $3.1 million for the three months ending March 31, 2001.  Management fees were the largest expense and are based on committed capital to the Company for the first two years of the Fund’s life, thereafter they will be charged based upon the Fund’s total assets.

             Total other operating expenses for the three months ending March 31, 2001 were $0.3 million.  Legal and banking fee comprised a majority of the other operating expenses for the three months ended March 31, 2001.  Net investment income for the three months ending March 31, 2001 was $0.2 million.

             The Fund incurred no realized gains or losses during the period.  The Fund incurred an unrealized loss from investment transactions of $3.4 million.  This unrealized loss was due to a reserve taken on loans from two borrowers as well as a loss resulting from interest rate hedging transactions during the period.    Net loss for the three months ended March 31, 2001 was $3.2 million. On a per share basis, the net loss was $32.00 for the three months ended March 31, 2001.

Liquidity and Capital Resources —   March 31, 2001

             Total capital contributed to the Fund was approximately $88.0 million at March 31, 2001.  Committed capital to the Company at March 31, 2001 was $314.8 million, of which $94.4 million has been called and received.

             The Fund has in place $75.0 million in debt facilities to finance the acquisition of asset-based loans.  As of March 31, 2001, lenders had committed $66.5 million toward these facilities, while the remaining amount of this facility is expected to be committed shortly.  As of March 31, 2001, $43.9 million was outstanding under these facilities.  At March 31, 2001, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $25 million.  The effect of these swap transactions is to convert the variable commercial paper rate into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans acquired with the proceeds of each borrowing.

             As of March 31, 2001, 10% of the Fund’s assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans and during the period.  Amounts disbursed under the Fund’s loan commitments increased by approximately $49.3 million during the three months ending March 31, 2001. Net loan amounts outstanding after amortization increased by approximately $40.1 million. Unfunded commitments increased by approximately $32.7 million for the three months ended March 31, 2001.  Some of the unfunded commitments will expire prior to funding.

	Amount Disbursed	Principal Reductions	Balance Outstanding	Unfunded Commitments
March 31, 2001	$135.2 million	$17.9 million	$117.2 million	$314.4 million
December 31, 2000	$85.9 million	$8.8 million	$77.1 million	$281.7 million

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

             Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1.5% for the three months ended March 31, 2001. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Fund will become party to certain lawsuits from time to time in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund’s financial condition or results of operation.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING III, INC.
(Registrant)
By:	/S/ Ronald W. Swenson	By:	/S/ Brian R. Best
Ronald W. Swenson		Brian R. Best
Chairman and Chief Executive Officer		Chief Financial Officer
Date:	May 14, 2001	Date:	May 14, 2001