Form 10-Q
period 2001-06-30
VENTURE LENDING & LEASING III INC
filed 2001-08-14
CIK 1107274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

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
Yes ☒No ☐

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 7, 2001

Common Stock, $.001par value	100,000

VENTURE LENDING & LEASING III, INC.

VENTURE LENDING & LEASING III, INC.

STATEMENT OF FINANCIAL POSITION (UNAUDITED)

AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

	June 30, 2001	December 31, 2000

ASSETS

Loans at estimated fair value
(Cost of $160,024,043 and $77,086,690)	$155,344,360	$77,086,690
Cash and cash equivalents	22,930,139	9,720,784
Other assets	493,079	292,930

Total assets	178,767,578	87,100,404

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
Bank loans	66,215,755	37,500,000
Accrued management fees	3,277,770	2,161,680
Accounts payable and other accrued liabilities	3,149,602	2,396,942

Total liabilities	72,643,127	42,058,622

Shareholder's equity:
Common stock: $0.001 par value, 200,000 shares authorized; Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	119,004,400	51,022,400
Distributions	(4,746,632)	(2,396,740)
Accumulated deficit	(8,133,417)	(3,583,978)

Total shareholder's equity	106,124,451	45,041,782

Total liabilities and shareholder's equity	$178,767,578	$87,100,404

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING III, INC.

STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30, 2001	*For the Period Ended June 30, 2000	For the Six Months Ended June 30, 2001	*For the Period Ended June 30, 2000

INVESTMENT INCOME:
Interest on loans	$4,680,353	$6,889	$7,692,184	$6,889
Interest on short-term investments	166,066	66,355	418,706	66,355

Total investment income	4,846,419	73,244	8,110,890	73,244

EXPENSES:
Management fees	3,277,770	717,820	5,356,826	717,820
Interest expense	840,832	-	1,579,666	-
Other operating expenses	467,343	280,431	761,894	280,431

Total expenses	4,585,945	998,251	7,698,386	998,251

Net investment income (loss)	260,474	(925,007)	412,504	(925,007)

Net change in unrealized loss from investment transactions	(1,610,092)	-	(4,961,943)	-

Net loss	$(1,349,618)	$(925,007)	$(4,549,439)	$(925,007)

Net loss per share	$(13.50)	$9.25	$(45.49)	$9.25

Weighted average shares outstanding	100,000	100,000	100,000	100,000

*From May 19, 2000 (Commencement of Operations) through June 30, 2000

The accompanying notes are an integral part of these statements

VENTURE  LENDING & LEASING III, INC.

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (UNAUDITED)
FOR THE PERIOD ENDED DECEMBER 31, 2000 *AND
THE SIX MONTHS ENDED JUNE 30, 2001

	Common Stock

	Shares	Par Value	Capital in Excess of Par Value	Distributions	Accumulated deficit	Total

BALANCE, May 19, 2000	100,000	$100	$24,900	$-	$-	$25,000

Contribution of capital	-	-	50,997,500	-	-	50,997,500

Distributions	-	-	-	(2,396,740)	-	(2,396,740)

Net loss	-	-	-	-	(3,583,978)	(3,583,978)

BALANCE, December 31, 2000	100,000	$100	$51,022,400	$(2,396,740)	$(3,583,978)	$45,041,782

Contribution of capital			$67,982,000			67,982,000

Distributions				$(2,349,892)		(2,349,892)

Net loss					$(4,549,439)	(4,549,439)

BALANCE, June 30, 2001	100,000	$100	$119,004,400	$(4,746,632)	$(8,133,417)	$106,124,451

*FOR THE PERIOD FROM MAY 19, 2000 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2000

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING III, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
	For the Six Months Ended 6/30/01	*For the Period Ended 6/30/00

Net loss	$(4,549,439)	$(925,007)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in unrealized loss from investment transactions	4,961,943	-
Decrease in deferred assets (net of amortization)	17,027	-
Increase in other assets	(217,176)	(62,980)
Net increase in accounts payable, accrued liabilities, and accrued management fees	1,586,489	731,252

Net cash provided by (used in) operating activities	1,798,844	(256,735)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of loans	(104,435,755)	(2,213,139)
Principal payments on loans	21,498,402	196,724
Acquisition of securities	(2,349,891)	(75,900)

Net cash used in investing activities	(85,287,244)	(2,092,315)

CASH FLOWS FROM FINANCING ACTIVITIES:

Contribution of capital	67,982,000	20,267,500
Loan from bank	47,636,130	-
Repayment of bank loans	(18,920,375)	-

Net cash provided by financing activities	96,697,755	20,267,500

Net increase in cash and cash equivalents	13,209,355	17,918,450

CASH AND CASH EQUIVALENTS:

Beginning of period	9,720,784	25,000

End of period	$22,930,139	$17,943,450

CASH PAID DURING THE PERIOD FOR:

Interest	$1,722,413	$-

NON-CASH FINANCING ACTIVITIES:

In-kind distributions to shareholder	$2,349,891	$75,900
Unrealized loss on hedging activities	$282,260	$-

* From commencement of operations, May 19, 2000 to June 30, 2000

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING III, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001

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

The accompanying  financial statements in Management's opinion, include all adjustments  (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2001 are not necessarily indicative of what the results would be for the full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report for the year ended December 31, 2000.

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

Application Service Providers
Access360	$5,033,235
Asera	2,702,931
eOnline	4,172,369
Jamcracker	507,596
Ultrabridge (CA)	1,081,266

Subtotal: 12.7%	$13,497,397

Biotechnology
Zyomyx	$3,066,086

Subtotal: 2.9%	$3,066,086

Communication Equipment
Amber Networks	$6,962,852
Astral Point Communications	1,732,422
Calient Networks	1,775,431
Calix Networks	4,156,538
Coriolis Networks	6,563,902
Gluon Networks	5,265,505
Inkra Networks	2,544,661
Network Robots	970,622
Nexsi	519,061
Sanera Systems	3,463,479
Taqua	1,874,341

Subtotal: 33.8%	$35,828,814

Communication Service Providers
Appgenesys	$4,526,733
Coreon	1,261,223
Everest Broadband Networks	3,046,001
Totality	1,960,950
UM Communications	1,299,860

Subtotal: 11.4%	$12,094,767

Computers & Peripherals
Andes Networks	$516,909

Subtotal: 0.5%	$516,909

Internet
BridgeSpan	$4,206,519
Coremetrics	3,482,560
ECtone	1,120,230
Postini	1,747,336
QuinStreet	5,625,119
RivalWatch	146,194
Slam Dunk Networks	432,203
Viquity	727,495

Subtotal: 16.5%	$17,487,656

Medical Devices
Neomend	$638,272

Subtotal: 0.6%	$638,272

Other
AtomicTangerine	$3,235,466
Lumenare	532,291

Subtotal: 3.6%	$3,767,757

Photonics
Calmar Optcom	$2,084,597
E2O Communications	1,759,936
Gemfire	1,959,950
IoLon	482,097
LaserSharp	2,379,106
Network Elements	3,606,299
Novera Optics	14,098,873
Onix Microsystems	3,900,607
Optinel Systems	2,178,219
Quantum Photonics	463,679
Sparkolor	34,099
Tsunami Optics	1,569,756

Subtotal: 32.5%	$34,517,218

Semiconductors
Ishoni Networks	$4,390,811
MorphICs Technology	2,554,712
Optim Networks	440,243
Pacific Broadband Communications	5,199,662
Summit MicroElectronics	4,794,545
VxTel	2,297,251

Subtotal: 18.5%	$19,677,224

Software
Bang Networks	$3,129,862
Believe	2,425,648
Ceon	1,822,406
eTime Capital	2,116,726
North Systems	172,659
OnDemand	565,049
Syndeo	4,019,910

Subtotal: 13.4%	$14,252,260

Total: 146.4%	$155,344,360

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2001, the Fund has unfunded commitments to borrowers of $320.3 million.  Some of these commitments will expire prior to funding.

As of June 30, 2001 loans with a cost basis of $6.2 million and a fair value of $1.5 million have been classified as non-accrual.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

             Venture Lending & Leasing III, Inc. (“Fund”) is a closed-end, non-diversified management investment company electing status as a business development company under the Investment Company Act of 1940 (“1940 Act”).  The Fund is 100% owned by Venture Lending & Leasing III, LLC (“Company”).  The Fund's investment objective is to achieve a high total return.  The Fund will provide asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans.  The Fund generally will receive warrants to acquire equity securities in connection with its portfolio investments.  The Fund generally distributes these warrants to its shareholder upon receipt.

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

Results of Operations –For the Three and Six Months ended June 30, 2001

             Total investment income for the three and six months ending June 30, 2001 was $4.8 million and $8.1 million respectively, of which $4.7 million and $7.7 million respectively, consisted of interest on venture loans outstanding during the period. The majority of the remaining income consisted of interest on the temporary investment of cash.  The cash is held pending investment in venture loans.   Revenues are expected to increase in the future as additional investments are made during future periods.  Because the period ended June 30, 2000 was only a partial period, there is limited benefit in discussing comparisons between years, and as such will not be discussed or analyzed further in this section.

             Total expenses were $4.6 million and $7.7 million for the three and six months ending June 30, 2001.  Management fees were the largest expense and are based on committed capital to the Company for the first two years of the Fund’s life, thereafter they will be charged based upon the Fund’s total assets.  For purposes of calculating the management fee, any capital committed to the Company at a closing subsequent to the first closing (regardless of when or if such committed capital is called) shall be deemed to have been committed as of the first closing.  As a result, management fees for the three and six months ended June 30, 2001 include the retroactive treatment of capital contributed during these periods.

             Interest Expense was $0.8 million and $1.6 million for the three and six months ended June 30, 2001.  Included in these amounts are the realized portion of the interest hedge transactions.

             Total other operating expenses for the three and six months ending June 30, 2001 were $0.5 million and $0.8 million respectively.  Legal and banking fee comprised a majority of the other operating expenses for the three and six months ended June 30, 2001.  Net investment income for the three and six months ending June 30, 2001 was $0.3 million and $0.4 million respectively.

             The Fund incurred no realized gains or losses during the period.  The Fund incurred an unrealized loss from investment transactions of $1.6 million and $5.0 million for the three and six months ended June 30, 2001.  This unrealized loss was due to an adjustment to fair value of loans from two borrowers due to credit problems as well as a loss resulting from interest rate hedging transactions during the period.    For the three and six months ended June 30, 2001, the unrealized loss from hedging was $44 thousand and $282 thousand respectively.  Net loss for the three and six months ended June 30, 2001 was $1.3 million and $4.5 million respectively. On a per share basis, the net loss was $13.50 and $45.49 for the three and six months ended June 30, 2001.

Liquidity and Capital Resources —   June 30, 2001

             Total capital contributed to the Fund was approximately $119.0 million at June 30, 2001.  Committed capital to the Company at June 30, 2001 was $361.9 million, of which $144.8 million has been called.  As of July 31, 2001 the Company has received all of the capital that it has called.

             The Fund has in place $75.0 million in debt facilities to finance the acquisition of asset-based loans.  As of June 30, 2001, lenders had committed $66.5 million toward these facilities. As of June 30, 2001, $66.2 million was outstanding under these facilities.  At June 30, 2001, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $25 million.  The effect of these swap transactions is to convert the variable commercial paper rate into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

             As of June 30, 2001, 13% of the Fund’s assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans and during the period.  Amounts disbursed under the Fund’s loan commitments increased by approximately $104.4 million during the six months ending June 30, 2001. Net loan amounts outstanding after amortization increased by approximately $82.9 million for the same six month period. Unfunded commitments increased by approximately $38.6 million for the six months ended June 30, 2001.  Some of the unfunded commitments will expire prior to funding.

	Amount Disbursed	Principal Reductions	Balance Outstanding	Unfunded Commitments

June 30, 2001	$190.3 million	$30.3 million	$160.0 million	$320.3 million

December 31, 2000	$85.9 million	$8.8 million	$77.1 million	$281.7 million

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

             Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by 1.4% for the six months ended June 30, 2001. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

             The Fund may become party to certain lawsuits from time to time in the normal course of business.  While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund’s financial condition or results of operation.

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

VENTURE LENDING & LEASING III, INC.
(Registrant)

By: /S/ Ronald W. Swenson	By: /S/ Brian R. Best

Ronald W. Swenson	Brian R. Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: August 10, 2001	Date: August 10, 2001