Form 10-Q
period 2001-09-30
VENTURE LENDING & LEASING III INC
filed 2001-11-13
CIK 1107274

11111111111111111111111111111111111111141111111111111111111111111111111111111118
FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2001


[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


                         Commission file number 0-29591

                       Venture Lending & Leasing III, Inc.
             (Exact Name of Registrant as specified in its charter)

            Maryland                                      77-0534084
           ----------                                    ------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or  organization)                   Identification No.)

             2010 North First Street, Suite 310, San Jose, CA 95131
             ------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

                                     (408) 436-8577
                                     --------------
               (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes X  No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                         Outstanding as of November 7, 2001
        ----------------                  -----------------------------------
  Common Stock, $.001 par value	                       100,000






                         VENTURE LENDING & LEASING III, INC.

                                       INDEX

                                                                                           PAGE NUMBER

PART I -- FINANCIAL INFORMATION

Item 1.         Financial Statements

         Statement of Financial Position (Unaudited)                                           3
         As of September 30, 2001 and December 31, 2000

         Statement of Operations (Unaudited)                                                   4
         For the Three and Nine Months Ended September 30, 2001 and the Periods
         Ended September 30, 2000


         Statement of Changes in Shareholder's Equity (Unaudited)                              5
         For the Period From May 19, 2000 (Commencement of Operations)
         Through December 31, 2000 and the Nine Months Ended September 30, 2001

         Statement of Cash Flows (Unaudited)                                                   6
         For the Nine Months Ended September 30, 2001 and the Period Ended
         September 30, 2000

         Notes to Financial Statements                                                         7 - 11

Item 2.	 Management's Discussion and Analysis of Financial                                     11-13
         Condition and Results of Operations

Item 3.  Quantitative & Qualitative Disclosures About Market Risk                              13-14

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings                                                                     14

Item 2.  Changes in Securities and Use of Proceeds                                             14

Item 3.  Defaults upon Senior Securities                                                       14

Item 4.	 Submission of Matters to a Vote of Security Holders                                   14

Item 5.  Other Information                                                                     14

Item 6.	 Exhibits                                                                              14

SIGNATURES                                                                                     15


                        VENTURE LENDING & LEASING III, INC.

                   STATEMENT OF FINANCIAL POSITION (UNAUDITED)

                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                             September 30, 2001              December 31, 2000
                                                                             ------------------              -----------------

ASSETS

Loans at estimated fair value
  (Cost of $202,016,256 and $77,086,690)                                         $ 194,836,573                   $ 77,086,690
Cash and cash equivalents                                                           17,263,346                      9,720,784
Other assets                                                                           434,464                        292,930
                                                                             ------------------              -----------------

      Total assets                                                                 212,534,383                     87,100,404
                                                                             ==================              =================

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Bank loans                                                                        66,500,000                     37,500,000
  Accrued management fees                                                            2,280,340                      2,161,680
  Accounts payable and other accrued liabilities                                     2,653,954                      2,396,942
                                                                             ------------------              -----------------

      Total liabilities                                                             71,434,294                     42,058,622
                                                                             ==================              =================

Shareholder's equity:

  Common stock: $0.001 par value, 200,000 shares authorized;
   Issued and outstanding - 100,000 shares                                                 100                            100
  Capital in excess of par value                                                   155,004,400                     51,022,400
  Distributions                                                                     (5,682,780)                    (2,396,740)
  Accumulated deficit                                                               (8,221,631)                    (3,583,978)
                                                                             ------------------              -----------------

      Total shareholder's equity                                                   141,100,089                     45,041,782
                                                                             ------------------              -----------------

      Total liabilities and shareholder's equity                                 $ 212,534,383                   $ 87,100,404
                                                                             ==================              =================

The accompanying notes are an integral part of these statements

                         VENTURE LENDING & LEASING III, INC.

                         STATEMENT OF OPERATIONS (UNAUDITED)

                                               For the Three       For the Three       For the Nine
                                               Months Ended        Months Ended        Months Ended        *For the Period
                                               September 30,       September 30,       September 30,       Ended September
                                               2001                2000                2001                30, 2000
                                               -------------       -------------       -------------       ---------------

INVESTMENT INCOME:

   Interest on loans                             $ 5,976,657           $ 187,039        $ 13,668,841             $ 193,927
   Interest on short-term investments                231,555             196,072             650,261               262,428
                                               -------------       -------------       -------------       ---------------
     Total investment income                       6,208,212             383,111          14,319,102               456,355
                                               -------------       -------------       -------------       ---------------

EXPENSES:

   Management fees                                 2,280,340           1,873,159           7,637,166             2,590,979
   Interest expense                                  926,611               3,387           2,506,276                 3,388
   Other operating expenses                          217,903              90,848             979,798               371,279
                                               -------------       -------------       -------------       ---------------

     Total expenses                                3,424,854           1,967,394          11,123,240             2,965,646
                                               -------------       -------------       -------------       ---------------

     Net investment income (loss)                  2,783,358          (1,584,283)          3,195,862            (2,509,291)
                                               -------------       -------------       -------------       ---------------
Net change in unrealized loss from investment
transactions                                      (2,871,572)                  -          (7,833,515)                    -
                                               -------------       -------------       -------------       ---------------
     Net loss                                      $ (88,214)       $ (1,584,283)       $ (4,637,653)         $ (2,509,291)
                                               =============       =============       =============       ===============
Net loss per share                                   $ (0.88)           $ (15.84)           $ (46.38)             $ (25.09)
                                               =============       =============       =============       ===============
Weighted average shares outstanding                  100,000             100,000             100,000               100,000

* From commencement of operations, May 19, 2000 to September 30, 2000

The accompanying notes are an integral part of these statements

                     VENTURE  LENDING & LEASING III, INC.

          STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)
                 FOR THE PERIOD ENDED DECEMBER 31, 2000 *AND
                   THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                       Common Stock           Capital in
                              -----------------------------   Excess of                          Accumulated
                                  Shares         Amount       Par Value       Distributions      Deficit            Total
                              --------------- -------------  ---------------  ---------------  ---------------  ----------------
BALANCE, May 19, 2000               $ 100,000         $ 100         $ 24,900              $ -              $ -          $ 25,000

  Contribution of capital                   -             -       50,997,500                -                -        50,997,500
  Distributions                             -             -                -       (2,396,740)               -        (2,396,740)
  Net loss                                  -             -                -                -       (3,583,978)       (3,583,978)
                              --------------- -------------  ---------------  ---------------  ---------------  ----------------
BALANCE, December 31, 2000          $ 100,000         $ 100     $ 51,022,400      $(2,396,740)     $(3,583,978)     $ 45,041,782
                              --------------- -------------  ---------------  ---------------  ---------------  ----------------

  Contribution of capital                                      $ 103,982,000                                         103,982,000
  Distributions                                                                  $ (3,286,040)                        (3,286,040)
  Net loss                                                                                        $ (4,637,653)       (4,637,653)
                              --------------- -------------  ---------------  ---------------  ---------------  ----------------
BALANCE, September 30, 2001         $ 100,000         $ 100    $ 155,004,400      $(5,682,780)     $(8,221,631)    $ 141,100,089
                              --------------- -------------  ---------------  ---------------  ---------------  ----------------

* FOR THE PERIOD FROM MAY 19, 2000 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2000

The accompanying notes are an integral part of these statements

                     VENTURE  LENDING & LEASING III, INC.
                     STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                               For the Nine Months         *For the Period
                                                                                   Ended 9/30/01            Ended 9/30/00
                                                                               -------------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                          $ (4,637,653)            $ (2,509,291)
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Net change in unrealized loss from investment
   transactions                                                                         7,833,515                        -
   Decrease in deferred assets (net of amortization)                                       14,880                        -
   Increase in other assets                                                              (156,414)                 (32,265)
   Net increase (decrease) in accounts payable, accrued
   liabilities, and accrued management fees                                              (278,160)               3,204,162
                                                                               -------------------         ----------------
      Net cash provided by operating activities                                         2,776,168                  662,606
                                                                               -------------------         ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of loans                                                              (168,671,485)             (29,824,988)
   Principal payments on loans                                                         43,741,919                2,553,789
   Acquisition of securities                                                           (3,286,040)                (895,235)
                                                                               -------------------         ----------------
      Net cash used in investing activities                                          (128,215,606)             (28,166,434)
                                                                               -------------------         ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Contribution of capital                                                            103,982,000               26,497,500
   Loan from bank                                                                      49,585,470               15,000,000
   Repayment of bank loans                                                            (20,585,470)                       -
                                                                               -------------------         ----------------
      Net cash provided by financing activities                                       132,982,000               41,497,500
                                                                               -------------------         ----------------

      Net increase in cash and cash equivalents                                         7,542,562               13,993,672

CASH AND CASH EQUIVALENTS:

   Beginning of period                                                                  9,720,784                   25,000
                                                                               -------------------         ----------------
   End of period                                                                     $ 17,263,346             $ 14,018,672
                                                                               ===================         ================
CASH PAID DURING THE PERIOD FOR:

Interest                                                                              $ 2,636,103                      $ -
NON-CASH ACTIVITIES:


In-kind distributions to shareholder                                                  $ 3,286,040                $ 895,235

* From commencement of operations, May 19, 2000 to September 30, 2000

The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING III, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

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

The accompanying financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2001 are not necessarily indicative of what the results would be for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended December 31, 2000.

2. SUMMARY OF INVESTMENTS:

Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. The Fund's investments in loans are entirely within the United States and are diversified among the industries shown below. The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal
100 percent because the percentages are based on net assets as opposed to total loans. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)


APPLICATION SERVICE PROVIDERS

 Access360                          $6,176,630
 Asera                               4,533,484
 BlueStar Solutions                  4,527,031
 Jamcracker                            463,673
 Ultrabridge                           982,569
                                   -----------

    Subtotal:  11.8%               $16,683,387


BIOTECHNOLOGY

 Acusphere                          $2,445,833
 Zyomyx                              2,841,361
                                   -----------

    Subtotal:  3.7%                 $5,287,194


COMMUNICATION EQUIPMENT

 Amber Networks                     $6,518,099
 Astral Point Communications         1,595,639
 Calient Networks                    1,733,194
 Calix Networks                      2,811,874
 Coriolis Networks                   6,103,690
 Gluon Networks                      5,099,745
 Inkra Networks                      3,380,934
 Network Photonics                   1,517,413
 Network Robots                      3,141,719
 Nexsi                                 513,526
 Rapid 5 Networks                    2,885,874
 Sanera Systems                      5,002,269
 Santera Systems                       283,529
 Taqua                               1,721,993
                                   -----------

    Subtotal:  30.0%               $42,309,498


COMMUNICATION SERVICE PROVIDERS

 Appgenesys                         $2,208,048
 Everest Broadband Networks          2,581,829
 UM Communications                     802,985
                                   -----------

    Subtotal:  4.0%                 $5,592,862


COMPUTERS & PERIPHERALS

 Afara WebSystems                   $2,939,846
 Andes Networks                        465,708
 Intruvert Networks                    747,566
 Kuokoa Networks                       963,834
 Maxxan Systems                      1,161,680
                                   -----------

    Subtotal:  4.4%                 $6,278,634


INTERNET

 BridgeSpan                         $3,850,016
 Coremetrics                         3,200,486
 ECtone                                999,646
 Postini                             1,607,891
 QuinStreet                          4,960,230
 RivalWatch                            127,900
 Slam Dunk Networks                    404,147
 Viquity                               656,152
                                   -----------

	Subtotal:  11.2%           $15,806,468


MEDICAL DEVICES

 Cameron Health                        $80,962
 Neomend                               592,082
                                   -----------

	Subtotal:  0.5%               $673,044


OTHER

 AtomicTangerine                    $2,866,542
 Lumenare                              759,917
                                   -----------

    Subtotal:  2.6%                 $3,626,459


PHOTONICS

 Calmar Optcom                      $2,322,518
 Cenix                               3,648,671
 E2O Communications                  4,997,793
 Gemfire                             2,648,477
 IoLon                               1,857,959
 LaserSharp                          2,312,184
 Network Elements                    8,533,156
 Novera Optics                      13,724,874
 Nufern                              1,115,963
 Onix Microsystems                   3,562,599
 Optinel Systems                     2,348,512
 Quantum Photonics                   3,676,953
 Sparkolor                           4,118,669
 Tsunami Optics                      1,433,737
                                   -----------

	Subtotal:  39.9%           $56,302,065


SEMICONDUCTORS

 Ample Communications              $1,760,298
 Ishoni Networks                    6,928,604
 Matrix Semiconductor                 339,679
 MorphICs Technology                2,721,225
 Optim Networks                       421,138
 Pacific Broadband Communications   6,031,987
 Sierra Monolithics                   178,148
 Summit MicroElectronics            4,257,787
 VxTel                              2,114,444
                                   -----------

    Subtotal:  17.5%              $24,753,310


SOFTWARE

 Alopa Networks                    $3,057,874
 Bang Networks                      3,825,676
 Believe                            2,349,067
 Ceon                               1,679,307
 eTime Capital                      1,349,956
 netForensics                         863,443
 North Systems                         16,791
 OnDemand                             776,672
 Syndeo                             3,604,866
                                   -----------

    Subtotal:  12.4%              $17,523,652


    Total:  138.1%               $194,836,573

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 2001, the Fund has unfunded commitments to borrowers of $325.5 million. Some of these commitments will expire prior to funding.

The receivables under these loans are used by the Fund as collateral for borrowings of the Fund. Under the loan covenants, the assets and credit of the Company are not available to pay the debts or obligations of any other entity other than the bank debt, and the assets and credit of any other entity shown therein are not available to pay the debts or obligations of the Company.

As of September 30, 2001 loans with a cost basis of $11.6 million and a fair value of $4.4 million have been classified as non-accrual.

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

4.  IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings.

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and the Fund has adopted its provisions effective January 1, 2001. Derivatives that are used to hedge the company's floating rate debt are now marked to market. The resulting gain or loss is recorded as an increase or decrease in unrealized gains from other security transactions. The market value of the instrument is treated either an asset or as a liability depending on if its value is negative or positive.


Item 2.	Management's Discussion and Analysis of Financial Condition and
------- ---------------------------------------------------------------
Results of Operations
---------------------

GENERAL

        Venture Lending & Leasing III, Inc. ("Fund") is a closed-end, non-diversified management investment company electing status as a business development company under the Investment Company Act of 1940 ("1940 Act"). The Fund is 100% owned by Venture Lending & Leasing III, LLC ("Company"). The Fund's investment objective is to achieve a high total return. The Fund provides asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments. The Fund generally distributes these warrants to its shareholder upon receipt.

        The Fund's shares of Common Stock, $.001 par value are sold to its shareholder under a stock purchase agreement. The Fund has issued 100,000 of the 200,000 shares that were authorized. The Fund's shareholder may make additional capital contributions to the Fund.

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

RESULTS OF OPERATIONS -- FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

        Total investment income for the three and nine months ending September 30, 2001 was $6.2 million and $14.3 million respectively, of which $6.0 million and $13.7 million respectively, consisted of interest on venture loans outstanding during the period. The majority of the remaining income consisted of interest on the temporary investment of cash. The cash is held pending investment in venture loans. Total investment income for the three months ended September 30, 2000 was $0.4 million. The large increase from the previous year reflects the acquisition of additional investments. Revenues are expected to continue to increase in the future as additional investments are made during future periods. Because the period from commencement of operations to September 30, 2000 was only a partial period, there is limited benefit in discussing comparisons between years, and as such will not be discussed or analyzed further in this section.

        Total expenses were $3.4 million and $11.1 million for the three and nine months ending September 30, 2001. Total expenses for the three months ended September 30, 2000 was $2.0 million. Management fees were the largest expense and are based on committed capital to the Company for the first two years of the Fund's life, thereafter they will be charged based upon the Fund's total assets. For purposes of calculating the management fee, any capital committed to the Company at a closing subsequent to the first closing (regardless of when or if such committed capital is called) shall be deemed to have been committed as of the first closing. As a result, management fees for the three and nine months ended September 30, 2001 include the retroactive treatment of capital contributed during these periods.

        Interest expense was $0.9 million and $2.5 million for the three and nine months ended September 30, 2001. Included in these amounts are the realized portion of the interest hedge transactions. Interest expense for the three months ended September 30, 2000 was less than $0.1 million. The larger interest expense for 2001 is indicative of the larger bank debt balances carried in 2001.

        Total other operating expenses for the three and nine months ending September 30, 2001 was $0.2 million and $1.0 million respectively. Legal and banking fee comprised a majority of the other operating expenses for the three and nine months ended September 30, 2001. Total operating expenses for the three months ended September 30, 2000 was $0.1 million. The majority of the increase in total other operating expenses is due to the increased bank fees and legal fees that were incurred in 2001.

        Net investment income for the three and nine months ending September 30, 2001 was $2.7 million and $3.2 million respectively. Net investment loss for the three months ended September 30, 2000 was $1.6 million.

        The Fund incurred no realized gains or losses during the period. The Fund incurred an unrealized loss from investment transactions of $2.9 million and $7.8 million for the three and nine months ended September 30, 2001. This unrealized loss was due to an adjustment to fair value of loans from borrowers due to credit problems as well as a loss resulting from interest rate hedging transactions during the period. The Fund had no realized or unrealized loss for the three months ended September 30, 2000. For the three and nine months ended September 30, 2001, the unrealized loss from hedging was $0.4 million and $0.7 million respectively.

        Net loss for the three and nine months ended September 30, 2001 was $0.1 million and $4.6 million respectively. Net loss for the three months ended September 30, 2000 was $1.6 million. On a per share basis, the net loss was $0.88 and $46.38 for the three and nine months ended September 30, 2001. The loss per share for the three months ended September 30, 2000 was $15.84.


LIQUIDITY AND CAPITAL RESOURCES --    SEPTEMBER 30, 2001

        Total capital contributed to the Fund was approximately $155.0 million at September 30, 2001. Committed capital to the Company at September 30, 2001 was $361.9 million, of which $162.8 million has been called. As of September 30, 2001 the Company had a receivable of $2.1 million from a portion of the capital that was called on September 27, 2001, but had not yet received. It is expected that the remaining receivable will be collected by November 2001.

        The Fund has in place $75.0 million in debt facilities to finance the acquisition of asset-based loans. As of September 30, 2001, lenders had committed $66.5 million toward these facilities. As of September 30, 2001, $66.5 million was outstanding under these facilities.

        At September 30, 2001, the Fund had interest rate swap and cap transactions outstanding with a total notional principal amount of $25 million. The effect of these swap and cap transactions is to convert the floating rate commercial paper into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

        As of September 30, 2001, 8% of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans and during the period. Amounts disbursed under the Fund's loan commitments increased by approximately $169.7 million during the nine months ending September 30, 2001. Net loan amounts outstanding after amortization increased by approximately $117.7 million for the same nine month period. Unfunded commitments increased by approximately $30.8 million for the nine months ended September 30, 2001. Some of the unfunded commitments will expire prior to funding.

======================================================================================================================
As of:                      Amount                 Principal              Balance                Unfunded
                            Disbursed              Reductions             Outstanding            Commitments
-------------------------   --------------------   --------------------   --------------------   ---------------------
September 30, 2001                $254.6 million         $59.8 million          $194.8 million          $325.5 million
-------------------------   --------------------   --------------------   --------------------   ---------------------
December 31, 2000                  $85.9 million          $8.8 million           $77.1 million          $294.7 million
-------------------------   --------------------   --------------------   --------------------   ---------------------

        Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------


        The Fund's business activities contain elements of risk. The Fund considers the principal types of market risk to be interest rate risk and credit risk. The Fund considers the management of risk essential to conducting its businesses and to maintaining profitability. Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

        The Fund manages its credit risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund distributes all equity upon receipt.

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

        Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by 5.2% for the nine months ended September 30, 2001. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.


PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings
-------   -----------------

               The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund's financial condition or results of operation.

Item 2.   Changes in Securities and Use of Proceeds
-------   -----------------------------------------

               None

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

               Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ----------------------------------------------------

               None

Item 5.   Other Information
-------   -----------------

               None

Item 6.   Exhibits
-------   --------

               None

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING III, INC.
(Registrant)

By:     /S/ Ronald W. Swenson		By:     /S/ Brian R. Best
Ronald W. Swenson                       Brian R. Best
Chairman and Chief Executive Officer    Chief Financial Officer
Date:   November 9, 2001                Date:   November 9, 2001