Form 10-K
period 2001-12-31
VENTURE LENDING & LEASING III INC
filed 2002-03-29
CIK 1107274

content="text/html; charset=iso-8859-1"> Form 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0-29591
VENTURE LENDING & LEASING III, INC.
(Exact name of registrant as specified in its charter)

Maryland ___________________	77-0534084 ______________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2010 North First Street, Suite 310, San Jose, CA 95131
____________________________________________
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code: (408) 436-8577

Securities Registered Pursuant to Section 12(b) of the Act:	None
Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K:___.

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 15, 2002 was 100,000.

Documents Incorporated by Reference

Document Description ___________________	10-K Part _________
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2002	III

PART I

ITEM 1. BUSINESS.

Introduction.

Venture Lending & Leasing III, Inc. (the Fund) was incorporated in Maryland on January 28, 2000, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. The Fund is a wholly owned subsidiary of Venture Lending & Leasing III, LLC, a Delaware limited liability company (the Company). The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies in the form of secured loans. Prior to commencing its operations on May 19, 2000, the Fund had no operations other than the sale of 100,000 shares to Venture Lending and Leasing III, LLC for $25,000. As of December 31, 2001, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986.

The Fund’s shares of Common Stock, $.001 par value ("Shares") are held entirely by Venture Lending & Leasing III, LLC. As capital is required to finance the acquisition of loans, additional capital is provided by Venture Lending & Leasing III, LLC.

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

Investment Guidelines. In selecting investments for the Fund's portfolio, Westech Investment Advisors (the Manager) will endeavor to meet the investment guidelines established by the Fund's Board of Directors. The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager. Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.

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

The use of leverage increases investment risk. The Fund’s lenders require that the Fund pledge portfolio assets as collateral for loans. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets. Lenders also require that the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.

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

ITEM 2. PROPERTIES.

All of the Fund’s office space is provided by the Manager.

ITEM 3. LEGAL PROCEEDINGS.

The Fund is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Fund’s security holders during the last quarter of the year ended December 31, 2001.

EXECUTIVE OFFICERS OF THE FUND

The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, Director and Chief Executive Officer	57	Chairman, CEO, Director, and other positions, Westech Investment Advisors since 1994.
Salvador O. Gutierrez, Director, President	58	President and Director, and other positions, Westech Investment Advisors since 1994.
George W. Siguler, Advisory Director	54	Managing Director, Siguler Guff Advisers & affiliates since 1995.
Brian R. Best, Vice President, CFO, and Secretary	35	Vice President, CFO, and other positions - Westech Investment Advisors since 1997.
Donald P. Spencer, Assistant Secretary	46	Managing Director, Siguler Guff Advisers and affiliates since 1995.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Fund’s Common Stock is not listed on any securities exchange, and all holders of the Fund’s Common Stock are subject to agreements significantly restricting the transferability of their shares.

The number of holders of record of the Fund’s Common Stock at March 15, 2002 was 1.

The Fund has a policy of distributing warrants as acquired. In addition, some expenses of the company may be paid by the Fund, and will be deemed as distributions to the Company. The Fund has also established a policy of declaring dividends on a quarterly basis to the extent that income of the fund exceeds warrant distributions and deemed distributions. Since warrant distributions and deemed distributions have exceeded the net income of the Fund, no quarterly distributions have yet been made as of December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA.

The following table summarizes certain financial data and should be read in conjunction with the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

	For the Year Ended December 31, 2001	From Inception, (May 19, 2000) To December 31, 2000
Statement of Operations Data:
Investment Income:
Interest on Loans	$22,195,707	$1,568,076
Interest on Short-Term investments	741,564 ________________	410,056 ________________
Total Investment Income	22,937,271	1,978,132
Expenses:
Management Fee to Managers	9,917,506	4,752,659
Interest Expense	3,290,846	422,488
Other Operating Expenses	1,383,178 ________________	386,963 ________________
Total Expenses	14,591,530 ________________	5,562,110 ________________
Net Investment Income (Loss)	8,345,741 ________________	(3,583,978) ________________
Net change in unrealized loss from investment transactions	(4,399,807)	0
Realized loss from investment transactions	(8,179,065) ================	0 ================
Net Loss	(4,233,131) ================	(3,583,978) ================

AMOUNTS PER COMMON SHARE:
Net Loss	$(42.33) ================	$(35.84) ================
Weighted Average Shares Outstanding	100,000 ================	100,000 ================

Balance Sheet Data:	As of December 31, 2001 ____________________	As of December 31, 2000 ____________________

Total Assets	$225,944,402	$87,100,404
Bank Loans	$80,000,000	$37,500,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

We identified the most critical accounting principles upon which our financial statements depend. We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our only critical accounting policy to be that related to the valuation of loans.

Loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans and investments section of footnote 2 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management’s estimates, which would affect net income as well as assets.

Results of Operations – For the year ended December 31, 2001 and the period from May 19, 2000 (commencement of operations) through December 31, 2000

Total investment income for the year ended December 31, 2001 was $22.9 million, of which $22.2 million consisted of interest on venture loans outstanding. Total investment income for the period ended December 31, 2000 was $2.0 million, of which $1.6 million consisted of interest on venture loans outstanding. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans or application to the Fund’s expenses. Interest on loans increased from $1.6 million for the period ending December 31, 2000 to $22.2 million for the period ending December 31, 2001. This increase was the result of the increase in the average loans outstanding from $38 million in 2000 to $140.7 million in 2001. Comparisons between the periods have limited use as the period ended December 31, 2000 was a partial year and included a ramp-up period for the Fund. As such, additional comparisons between the periods will be of limited value.

Expenses for the periods ended December 31, 2001 and 2000 were $14.6 million and $5.6 million respectively. Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund were $9.9 million $4.8 million for the period ended December 31, 2001 and 2000 respectively. Interest Expense was $3.3 million and $0.4 million for the periods ended December 31, 2001 and 2000. Interest expense increased as debt outstanding increased from $37.5 million on December 31, 2000 to $80.0 million as of December 31, 2001 Other operating expenses were $1.4 and $0.4 million for the periods ended December 31, 2001 and 2000 respectively. An increase in legal fees made up a majority of the increase in other expenses.

Net change in unrealized loss from investment transactions was $4.4 million and $0 for the periods ended December 31, 2001 and 2000. Net realized loss from investment transactions was $8.2 million and $0 for the periods ended December 31, 2001. The unrealized loss on investment transactions is composed of adjustments to the fair value of certain loans and the fair value of the Fund’s hedge transaction. The realized loss on investments was entirely composed of loans which were written off during the period.

Net loss for the periods ended December 31, 2001 and 2000 was $4.2 million and $3.6 million. On a per share basis, for the periods ended December 31, 2001 and 2000 there was a net loss of $42.33 and $35.84 respectively.

Liquidity and Capital Resources -- December 31, 2001 and 2000

The Fund is owned entirely by Venture Lending & Leasing III, LLC. The Company is expected, but not required to make further contributions to the capital of the Fund to the extent of the Members’ capital commitment to the Company. As of December 31, 2001 the Company has received subscriptions for capital in the amount of $361.8 million, of which $162.8 million has been called and received. Uncalled capital as of December 31, 2001 was $199.0 million. As of December 31, 2000 the Company had received subscriptions for capital in the amount of $307.6 million, of which $61.5 million had been called and received. Remaining uncalled capital of the Company at December 31, 2000 was $246.1 million.

The Fund had in place a $41.5 million revolving debt facility to finance asset-based loans. As of December 31, 2001 and 2000, $0 and $37.5 million was outstanding under this facility. The facility expired in December 2001 and the Company elected not to renew it. During the period ended December 31, 2000 the Fund had also put in place a $25 million securitzation debt facility. As of December 31, 2000, there was no balance outstanding under this facility. The Fund increased this facility to $250 million during the year ended December 31, 2001 of which the Fund was eligible to borrow up to $170 million.

The Fund entered into swap transactions to hedge its interest rate on the securitization debt facility with a total notional principal of $90 million. The Fund did not enter into any interest rate swap transactions to hedge its interest rate on the debt facility in 2000. The fair value of the swap at December 31, 2001 and 2000 was ($1.2) million and $0. The effect of the interest rate swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value.

As of December 31, 2001 and 2000, 9% and 11% of the Fund’s assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans during the period. Amounts disbursed under the Fund’s loan commitments was $211.9 million for the period ended December 31, 2001. Net loan amounts outstanding after amortization was approximately $204.2 million. Unfunded commitments as of December 31, 2001 were $292.4 million; of which $133.3 million remained unexpired.

Year Ending	Amount Disbursed	Principal Amortization	Balance Outstanding	Unfunded Commitments
Year ended December 31, 2001	$297.8 million	$93.6 million	$204.2 million	$292.4 million
Period from May 19, 2000 (Commencemnt of operations) through December 31, 2000	$85.9 million	$8.8 million	$77.1 million	$294.7 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the company’s experience that not all unfunded commitments will be used by borrowers.

The Fund seeks to meet the requirements to qualify for the special pass-through status available to "regulated investment companies" ("RICs") under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) ("Distribution Requirement"). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term ("residual income"), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

Quarterly Results

This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

December 31, 2001 (Unaudited)

Three Months Ended _______________________________________________________________________
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Investment Income:
Interest on Loans	$3,011,831	$4,680,353	$5,976,657	$8,526,866
Interest on Short-Term Investments	252,641 ____________	166,066 ____________	231,555 ____________	91,302 ____________
Total Investment Income	3,264,472 ____________	4,846,419 ____________	6,208,212 ____________	8,618,168 ____________
Expenses:
Management Fees	2,079,057	3,277,770	2,280,340	2,280,339
Interest Expense	738,834	840,832	926,611	784,569
Other Operating Expenses	294,551 ____________	467,343 ____________	217,903 ____________	403,381 ____________
Total Expenses	3,112,442 ____________	4,585,945 ____________	3,424,854 ____________	3,468,289 ____________

Net Investment Income	152,030 ____________	260,474 ____________	2,783,358 ____________	5,149,879 ____________
Net change in unrealized loss from investment transactions	(3,351,851) ____________	(1,610,092) ____________	(2,871,572) ____________	3,433,708 ____________

Net realized loss	0 ============	0 ============	0 ============	(8,179,065) ============

Net income (loss)	$(3,199,821) ============	$(1,349,618) ============	$(88,214) ============	$404,522 ============

Amount per common share:

Net income (loss)	$(32.00) ============	$(13.50) ============	$(0.88) ============	$4.05 ============

Weighted Average Shares Outstanding	100,000 ============	100,000 ============	100,000 ============	100,000 ============

December 31, 2000 (Unaudited)

Three Months Ended ________________________________________________________________
	June 30, 2000*	September 30, 2000	December 31, 2000
Investment Income:
Interest on Loans	$6,889	$187,039	$1,374,148
Interest on Short-Term Investments	66,355	196,072	147,629
	_________	_________	_________
Total Investment Income	73,244	383,111	1,521,777
	_________	_________	_________
Expenses:
Management Fees	717,820	1,873,159	2,161,680
Interest Expense	-	3,387	419,101
Other Operating Expenses	280,431	90,848	15,684
	_________	_________	_________
Total Expenses	998,251	1,967,394	2,596,465
	_________	_________	_________

Net Investment Loss	(925,007)	(1,584,283)	(1,074,688)
	_________	_________	_________

Net Loss	$(925,007)	$(1,584,283)	$(1,074,688)
	========	========	========

Amount per common share:

Net Loss	$(9.25)	$(15.84)	$(10.75)
	========	========	========

Weighted Average Shares Outstanding	100,000	100,000	100,000
	========	========	========

* From May 19, 2000 (Commencement of operations) through June 30, 2000

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by approximately 7% for the year ended December 31, 2001.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Fund" in Part I hereof, and the remainder is contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held May 15, 2002 ("Proxy Statement") under the caption "Proposal 2 -- To Elect Seven Directors of the Fund" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held May 15, 2002 under the caption "Proposal 2 -- To Elect Seven Directors of the Fund" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the Fund’s 2001 Proxy Statement under the caption "Annex A -- Beneficial Ownership of Fund Shares" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the Fund’s 2001 Proxy Statement under the captions: "Other Information -- Managers" and is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financials Statements and Financial Statement Schedules

Report of Independent Public Accountants

Statements of Financial Position as of December 31, 2001 and 2000

Statements of Operations for the Year ended December 31, 2001 and the Period from May 19, 2000 (commencement of operations), through December 31, 2000

Statement of Changes in Shareholder’s Equity for the Year ended December 31, 2001 and the Period from May 19, 2000 (commencement of operations), through December 31, 2000

Statements of Cash Flows for the Year ended December 31, 2001 and the Period from May 19, 2000 (commencement of operations), through December 31, 2000

Notes to Financial Statements

Financial Statement Schedules for the Year Ended December 31, 2001 and 2000 included in Item 14(a):

No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

(a)	2.	Exhibits

Exhibit Title

Exhibit	Exhibit
3(i)	Articles of Incorporation of the Fund filed with the Maryland Secretary of State on January 1, 2000, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.

3(ii)	Certificate of Correction of the Fund filed with the Maryland Secretary of State on February 11, 2000, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.

3(iii)	Bylaws of the Fund as of February 1, 2000, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.

4.1	Form of Purchase Agreement between the Fund and the Limited Liability Company, , Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.

10.1	Form of Custodian Agreement between the Fund and Investors Bank & Trust, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.

10.2	Form of Intercreditor Agreement between the Fund and Venture Lending & Leasing, Inc, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.

10.3	Form of Management Agreement between the Fund, the Manager and the Adviser to the Manager, , Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.

(b)	Reports on Form 8-K

The Fund filed no reports on Form 8-K with the Commission during the fiscal quarter ended December 31, 2001.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING III, INC.

(Registrant)

By:	/S/Ronald W. Swenson______	By:	/S/Brian R. Best _________
	Ronald W. Swenson		Brian R. Best
	Chairman and Chief Executive Officer		Chief Financial Officer
	Date: March 28, 2002		Date: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/J. Michael Egan__________	Director	March 28, 2002
J. Michael Egan

By:	/S/Salvdor O. Gutierrez _____	President & Director	March 28, 2002
Salvador O. Gutierrez

By:	/S/Scott C. Malpass _________	Director	March 28, 2002
Scott C. Malpass

By:	/S/Michael G. McCaffery _____	Director	March 28, 2002
Michael G. McCaffery

By:	/S/Roger V. Smith___________	Director	March 28, 2002
Roger V. Smith

By:	/S/Arthur C. Spinner	Director	March 28, 2002
Arthur C. Spinner

By:	/S/Ronald W. Swenson	CEO & Director	March 28, 2002
Ronald W. Swenson

Report of Independent Public Accountants

To the Shareholders of
Venture Lending & Leasing III, Inc.:

We have audited the accompanying statements of financial position of Venture Lending & Leasing III, Inc. (a Maryland corporation) (the Fund) as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholder’s equity and cash flows for the year ended December 31, 2001, and for the period from May 19, 2000 (commencement of operations), through December 31, 2000. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing III, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001, and for the period from May 19, 2000 (commencement of operations), through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/S/Arthur Andersen LLP

San Francisco, California
February 8, 2002

Venture Lending & Leasing III, Inc.

Statements of Financial Position
As of December 31, 2001 and 2000

	2001	2000
ASSETS

Loans, at estimated fair value (cost of $207,446,465 and $77,086,690 in 2001 and 2000, respectively)	$ 204,243,113	$ 77,086,690
Cash and cash equivalents	20,175,836	9,720,784
Other assets	1,525,453 ________________	292,930 ________________
Total assets
	$ 225,944,402 ================	$ 87,100,404 ================
LIABILITIES AND SHAREHOLDER’S EQUITY
LIABILITIES:
Bank Loans	$ 80,000,000	$ 37,500,000
Accrued management fees	2,280,340	2,161,680
Accounts payable, accrued and other liabilities and deferred fees	3,340,710 ________________	2,396,942 ________________
Total liabilities
	85,621,050 ________________	42,058,622 ________________
SHAREHOLDER’S EQUITY:
Common stock, $0.001 par value:
Authorized - 200,000 shares
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	155,004,400	51,022,400
Distributions	(6,864,039)	(2,396,740)
Accumulated deficit	(7,817,109) ________________	(3,583,978) ________________
Total shareholder’s equity
	140,323,352 ________________	45,041,782 ________________
Total liabilities and shareholder’s equity
	$ 225,944,402 ================	$ 87,100,404 ================

The accompanying notes are an integral part of these statements.

Venture Lending & Leasing III, Inc.

Statements of Operations
For the Year Ended December 31, 2001, and for the Period
From May 19, 2000 (Commencement of Operations),
Through December 31, 2000

	2001	2000

INVESTMENT INCOME:
Interest on loans	$ 22,195,707	$ 1,568,076
Interest on short-term investments	741,564 ______________	410,056 ______________
Total investment income
	22,937,271 ______________	1,978,132 ______________
EXPENSES:
Management fees	9,917,506	4,752,659
Interest expense	3,290,846	422,488
Other operating expenses	1,383,178 ______________	386,963 ______________
Total expenses
	14,591,530 ______________	5,562,110 ______________
Net investment income (loss)
	8,345,741	(3,583,978)
NET CHANGE IN UNREALIZED LOSS FROM INVESTMENT TRANSACTIONS	(4,399,807)	–
NET REALIZED LOSS FROM INVESTMENT TRANSACTIONS	(8,179,065) ______________	– ______________
Net loss
	$ (4,233,131) ==============	$ (3,583,978) =============

AMOUNTS PER COMMON SHARE: Net loss	$(42.33) ==============	$(35.84) =============

WEIGHTED AVERAGE SHARES OUTSTANDING	100,000 ==============	100,000 =============

The accompanying notes are an integral part of these statements.

Venture Lending & Leasing III, Inc.

Statements of Changes in Shareholder’s Equity
For the Year Ended December 31, 2001, and for the Period
From May 19, 2000 (Commencement of Operations),
Through December 31, 2000

	Common stock
	Shares	Amount	Capital in excess of Par Value	Distributions	Accumulated deficit	Total

BALANCE, MAY 19, 2000	100,000	$ 100	$ 24,900	$ –	$ –	$ 25,000
Contributions	–	–	50,997,500	–	–	50,997,500
Distributions	–	–	–	(2,396,740)	–	(2,396,740)
Net Loss	– _____________	– _____________	– _____________	– _____________	(3,583,978) _____________	(3,583,978) _____________
BALANCE, DECEMBER 31, 2000	100,000	100	51,022,400	(2,396,740)	(3,583,978)	45,041,782
Contributions	–	–	103,982,000	–	–	103,982,000
Distributions	–	–	–	(4,467,299)	–	(4,467,299)
Net loss	– _____________	– _____________	– _____________	– _____________	(4,233,131) _____________	(4,233,131) _____________
BALANCE, DECEMBER 31, 2001	100,000 =============	$ 100 =============	$ 155,004,400 =============	$ (6,864,039) =============	$ (7,817,109) =============	$ 140,323,352 =============

The accompanying notes are an integral part of these statements.

Venture Lending & Leasing III, Inc.

Statements of Cash Flows
For the Year Ended December 31, 2001, and for the Period
From May 19, 2000 (Commencement of Operations),
Through December 31, 2000

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (4,233,131)	$ (3,583,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net realized loss from investment transactions
	8,179,065	–
Net change in unrealized loss from investment transactions
	4,399,807	–
Increase in deferred assets, net of amortization
	(433,971)	–
Increase in other assets
	(151,834)	(67,409)
Net increase (decrease) in accounts payable, accrued liabilities and deferred fees
	(134,028) ______________	4,558,622 ______________
Net cash provided by operating activities
	7,625,908 ______________	907,235 ______________
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	(211,924,293)	(85,887,316)
Principal payments on loans	73,385,453	8,800,626
Acquisition of warrants and stock	(4,411,299) ______________	(2,216,335) ______________
Net cash used in investing activities
	(142,950,139) ______________	(79,303,025) ______________
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution	(56,000)	(180,405)
Contribution of capital	103,982,000	50,997,500
Loan from bank	114,585,470	37,500,000
Increase in deferred bank facility fees, net of amortization	(646,717)	(225,521)
Repayment of bank loans	(72,085,470) ______________	– ______________
Net cash provided by financing activities
	145,779,283 ______________	88,091,574 ______________
Net increase in cash and cash equivalents
	10,455,052	9,695,784
CASH AND CASH EQUIVALENTS:
Beginning of period	9,720,784 ______________	25,000 ______________
End of period	$ 20,175,836 ==============	$ 9,720,784 ==============

CASH PAID DURING THE PERIOD FOR INTEREST	$ 3,343,702	$ 257,147

NONCASH TRANSACTIONS:
Distributions of warrants and stock to shareholder	4,411,299	2,216,335

The accompanying notes are an integral part of these statements.

Venture Lending & Leasing III, Inc.

Notes to Financial Statements

1.	Organization and Operations of the Company

Venture Lending & Leasing III, Inc. (the Fund) was incorporated in Maryland on January 28, 2000, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. The Fund is a wholly owned subsidiary of Venture Lending & Leasing III, LLC, a Delaware limited liability company (the Company). The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies in the form of secured loans. Prior to commencing its operations on May 19, 2000, the Fund had no operations other than the sale of 100,000 shares to Venture Lending and Leasing III, LLC for $25,000. As of December 31, 2001, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986.

2.	Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and demand deposits in banks with original maturities of 90 days or less.

Valuation of Loans

Venture loans are privately negotiated transactions, and there is no established trading market in which such loans can be sold. Investments in loans are valued at their original cost less amortization of principal unless, pursuant to procedures established by the Fund’s Board of Directors, the Fund’s Managers determine that amortized cost does not represent fair value, in which case loans will be adjusted to their fair value as determined by the Board of Directors.

Warrants

Warrants that are received in connection with loan transactions generally will be assigned a nominal value at the time of acquisition. Warrants are then distributed by the Fund to the Company at the assigned value.

Nonaccrual Loans

The Fund’s policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more, or when management deems that the borrower has ceased operations and the possibility of acquisition and/or additional financing is remote. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status. Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the valuation of loans.

Loans with a fair value of $2,876,733 and $0 and a cost of $6,080,085 and $0 have been classified as nonaccrual at December 31, 2001 and 2000, respectively.

Commitment Fees

Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.

Interest Rate Swaps

The Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. For investment companies such as the Fund, SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings. The Fund adopted SFAS No. 133 effective January 1, 2001.

The Fund enters into interest rate swap transactions to hedge its interest rate on its bank loans. The net interest received or paid on the transactions is included in interest expense. The fair value of the swap is recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investment transactions.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders’ equity.

3.	Summary of Investments

Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance the borrower up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of December 31, 2001 and 2000, the Fund’s investments in loans are entirely within the United States and are diversified among the following industries. The percentage of net assets (shareholder’s equity) that each industry group represents is shown with the industry totals. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans.)

	Estimated Fair Value
	2001	2000

Application service providers:
Access360	$ 5,892,777	$ 2,469,528
Asera	4,087,352	–
BlueStar Solutions (Eonline)	4,092,956	2,628,737
Jamcracker	417,428	443,692
Ultrabridge	867,262	811,955
Total application service providers (10.9% and 14.1% of net assets)
	15,357,775	6,353,912
Biotechnology:
Acusphere	$ 2,455,199	$ –
Zyomyx	2,601,953	1,443,322
Total biotechnology (3.6% and 3.2% of net assets)
	5,057,152	1,443,322
Communications service providers:
Appgenesys	1,201,748	5,134,410
Coreon	–	1,499,785
Everest Broadband Networks	2,098,895	3,679,836
UM Communications	427,986	5,256,236
Total communications service providers (2.7% and 34.6% of net assets)
	3,728,629	15,570,267
Communications equipment:
Astral Point	1,454,173	1,982,178
Calient Networks	1,639,218	–
Calix Networks	3,715,076	–
Coriolis Networks	5,562,145	–
General Bandwidth	1,942,128	–
Gluon Networks	4,778,725	1,202,992
Inkra Networks	3,991,007	–
Network Photonics	2,848,162	–
Network Robots	3,214,920	–
Nexsi	842,631	–
Nishan Systems	334,994	–
Nokia (Amber Networks)	6,010,265	–
Rapid 5 Networks	2,805,154	–
Sanera Systems	4,867,352	–
Santera Systems	741,494	–
Taqua	564,000 ______________	– ______________
Total communications equipment (32.3% and 7.1% of net assets)
	45,311,444 ______________	3,185,170 ______________
Computers and peripherals:
Afara WebSystems	3,381,914	–
Andes Networks (BeeLine Networks	412,012	612,300
Intruvert Networks	681,892	–
Kuokoa Networks	1,095,897	–
Maxxan Systems	1,475,761 ______________	– ______________
Total computers and peripherals (5.0% and 1.4% of net assets)
	7,047,476 ______________	612,300 ______________
Internet:
BridgeSpan	$ 3,478,061	$ 3,483,412
Coremetrics	2,906,913	3,009,962
Ectone	874,403	1,144,447
Postini	1,462,724	1,947,481
QuinStreet	4,464,063	6,166,174
RivalWatch	108,805	180,505
Slam Dunk Networks, Inc.	374,508	–
Viquity	– ______________	632,932 ______________
Total Internet (9.7% and 36.8% of net assets)
	13,669,477 ______________	16,564,913 ______________
Medical devices:
Cameron Health	1,445,356	–
Cardica	2,903,884	–
Confirma	2,725,534	–
Neomend	545,493	–
Ntero Surgical	1,351,909 ______________	– ______________
Total medical devices (6.4% and 0% of net assets)
	8,972,176 ______________	– ______________
Other:
AtomicTangerine	483,000	3,934,551
Chahaya Optronics	1,570,333	–
Lumenare	709,193 ______________	– ______________
Total other (2.0% and 8.7% of net assets)
	2,762,526 ______________	3,934,551 ______________
Photonics:
Cenix	4,172,992	–
E2O Communications	4,664,310	–
Gemfire	2,494,837	–
Inphi	2,401,687	–
IoLon	2,735,904	–
LaserSharp	2,137,094	–
Network Elements	8,428,183	4,188,558
Novera Optics (Ultraband Fiber Optics)	13,200,716	5,743,500
Nufern	4,476,475	–
Onix Microsystems	3,211,544	–
Optinel Systems	2,176,207	–
Quantum Photonics	3,461,443	–
Sparkolor	6,384,778	–
Tsunami Optics, Inc	1,292,148	1,566,904
Zepton Networks	771,161 ______________	– ______________
Total photonics (44.2% and 25.5% of net assets)
	62,009,479 ______________	11,498,962 ______________
Semiconductors:
Ample Communications	$ 4,384,637	$ –
BigSur Communications	444,107	–
Ishoni Networks	6,296,825	3,483,928
Kineto Wireless	449,635	–
Matrix Semiconductor	914,153	–
MorphIC’s Technology	2,531,729	–
Optim Networks	384,043	–
Sierra Monolithics	3,356,745	–
Summit MicroElectronics	3,696,677	5,723,822
T-Ram	1,025,650	–
VxTel	1,925,901 ______________	2,586,977 ______________
Total semiconductors (18.1% and 26.2% of net assets)
	25,410,102 ______________	11,794,727 ______________
Software:
Alopa Networks	2,796,701	–
Bang Networks	3,476,906	–
Believe	2,135,039	678,160
Ceon	1,529,649	1,032,269
eTime Capital	200,000	–
NetForensics	798,034	–
North Systems	–	1,803,726
OnDemand	713,137	–
Pivia	57,109	–
Steeleye Technology	36,306	–
Syndeo	3,173,996 ______________	2,614,411 ______________
Total software (10.6% and 13.6% of net assets)
	14,916,877 ______________	6,128,566 ______________
Total loans (cost: $207,446,465 and $77,086,690)
	$ 204,243,113 ==============	$ 77,086,690 ==============

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At December 31, 2001 and 2000, the Fund has unfunded commitments to borrowers of $292,367,060 and $294,746,184, respectively.

Included in the net change in unrealized loss from investment transactions for the year ended December 31, 2001, and for the period from May 19, 2000 (commencement of operations), through December 31, 2000, is an unrealized loss on loans of $3,203,352 and $0, respectively. This amount represents a reduction in the estimated fair value of loans determined by the Fund’s Managers in accordance with the procedures established by the Fund’s Board of Directors.

For the year ended December 31, 2001, the Fund distributed $4,411,299 of warrants and stocks to the Company. For the period from May 19, 2000 (commencement of operations), through December 31, 2000, the Fund distributed $2,216,335 of warrants to the Company.

4.	Long-Term Debt Facility

As of December 31, 2000, the Fund had in place a securitization debt facility of $25 million to finance the acquisition of asset-based loans. The Fund expanded this facility to $250 million in November 2001. Under this expanded facility, the Fund is currently eligible to borrow up to $170 million and $25 million as of December 31, 2001 and 2000. As of December 31, 2001 and 2000, the Fund had borrowed $80 million and $0, respectively, under this facility. Loans can be drawn on the credit facility at a minimum of $5 million and in $1 million increments in excess thereof. The interest rate on this facility is the "Cost of Funds Rate" plus 0.50 percent, which at December 31, 2001, was 2.09 percent. The facility is due to expire in December 2005.

Borrowings under this facility are collateralized by loans of the Fund with assignment to the financial institution, plus other assets of the Fund. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing. The Fund pays a commitment fee of 0.20 percent monthly based on the total commitment related to the facility.

As a condition of the expansion of the facility, the Fund has taken out an insurance policy insuring the repayment of the loans under this facility to the banks. Those fees are recognized on a straight-line basis over five years.

Expenses of $150,000 were incurred in connection with initially procuring the facility. These expenses have been capitalized and are being amortized over three years. Expenses of $767,016 were incurred in order to expand the facility. These expenses have been capitalized and are being amortized over four years.

The required aggregate debt payments for the remaining four years are as follows:

Year	Principal Payments

2002	$ 27,800,614
2003	35,881,824
2004	15,591,493
2005	726,069 _______________
$ 80,000,000 ===============

As of December 31, 2000, the Fund had in place a $41.5 million revolving credit warehouse facility to finance asset-based loans. Outstanding balances bore interest at either the financial institution’s prime rate or LIBOR plus 1.5 percent, which at December 31, 2000, was 6.565 percent. The Fund paid a commitment fee of 0.125 percent quarterly on the total average amount of unused commitment with respect to this facility. This facility was paid off in December 2001, and the Fund elected not to renew it.

Borrowings under this facility were collateralized by the receivables of the Fund under loans with assignment to the financial institution plus other assets of the Fund. As of December 31, 2000, the Company had $37.5 million outstanding under this facility.

5.	Interest Rate Swaps

At December 31, 2001 and 2000, the Fund had an interest rate swap transaction with a notional principal amount of $90.0 million and $0, respectively, to convert floating rate liabilities to fixed rates. The Fund pays a fixed rate of 4.08 percent and receives from the counterparty a floating 30-day LIBOR rate. Payments are made monthly and terminate on March 25, 2005. The fair value of swap transactions at December 31, 2001 and 2000, was $(1.2) million and $0, respectively.

6.	Capital Stock

As of December 31, 2001 and 2000, there were 200,000 shares of $0.001 par value common stock authorized, and 100,000 shares are issued and outstanding.

7.	Earnings Per Share

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

8.	Management

Westech Investment Advisors serves as investment manager for the Fund. As compensation for its services to the Fund, the Manager receives a management fee (the Management Fee) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing. Fees of $9,917,506 and $4,752,659 were recognized as of December 31, 2001 and 2000. Following this two-year period, Management Fees will be calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.

For the year ended December 31, 2001 and 2000, expenses of $56,000 and $180,405 were allocated to the Company by the Fund and treated as a deemed distribution. These expenses were primarily composed of organizational costs, accounting and tax fees, and bank custodial fees.

Certain officers and directors of the Fund also serve as officers and directors of Westech Investment Advisors.

9.	Financial Highlights

Accounting principles generally accepted in the United States require disclosure of financial highlights of the Fund for the year ended December 31, 2001, and for the period from May 19, 2000 (commencement of operations), through December 31, 2000. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

Net investment income (loss) is inclusive of all investment income, net of expenses. The ratios of expenses and net investment income to average net assets calculated below are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.

Beginning and ending net asset values are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

	Year Ended December 31, 2001	Period from May 19, 2000 (Commencement of Operations), Through December 31, 2000

Total return	(4.70%)	(13.60%)
Per share operating performance:
Net asset value, beginning of period	$ 450 _______________________	$ – _______________________
Net investment income (loss)	84	(36)
Realized loss and change in unrealized loss from investment transactions	(126) _______________________	– _______________________
Total loss
	(42)	(36)
Capital contributions	1,040	510
Distributions	(45) _______________________	(24) _______________________
Net asset value, end of period	$ 1,403 =======================	$ 450 =======================

Ratios to average net assets:
Expenses	14%	23%
Net investment income (loss)	8%	(15%)