Form 10-Q
period 2002-03-31
VENTURE LENDING & LEASING III INC
filed 2002-05-08
CIK 1107274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2002

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

Yes Ö No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 2, 2001
Common Stock, $.001par value	100,000

VENTURE LENDING & LEASING III, INC.

INDEX
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
Statement of Financial Position (Unaudited) As of March 31, 2002 and December 31, 2001
Statement of Operations (Unaudited) For the Three Months Ended March 31, 2002 and 2001
Statement of Changes in Shareholder's Equity (Unaudited) For the Year ended December 31, 2001 and the Three Months Ended March 31, 2002
Statement of Cash Flows (Unaudited) For the Three Months Ended March 31, 2002 and 2001
Notes to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative & Qualitative Disclosures About Market Risk
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

VENTURE LENDING & LEASING III, INC.

STATEMENT OF FINANCIAL POSITION (UNAUDITED)

AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

	March 31, 2002	December 31, 2001
	--------------------	---------------------
ASSETS
Loans at estimated fair value
(Cost of $197,833,991 and $207,446,465)	$ 193,133,964	$ 204,243,113
Cash and cash equivalents	26,737,403	20,175,836
Other assets	1,821,927	1,525,453
	--------------------	---------------------
Total assets	221,693,294	225,944,402
	=============	==============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Bank loans	75,625,611	80,000,000
Accrued management fees	2,230,767	2,280,340
Accounts payable and other accrued liabilities	2,043,607	3,340,710
	--------------------	---------------------
Total liabilities	79,899,985	85,621,050
	--------------------	---------------------
Shareholder's equity:
Common stock: $0.001 par value, 200,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	155,004,400	155,004,400
Distributions	(7,413,109)	(6,864,039)
Accumulated deficit
	(5,798,082)	(7,817,109)
	--------------------	---------------------
Total shareholder's equity	141,793,309	140,323,352
	--------------------	---------------------
Total liabilities and shareholder's equity	$ 221,693,294	$ 225,944,402
	=============	==============

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING III, INC.

STATEMENT OF OPERATIONS (UNAUDITED)
	For the Three Months Ended March 31, 2002	For the Three Months Ended March 31, 2001
	-----------------	-----------------
INVESTMENT INCOME:
Interest on loans	$ 7,346,451	$ 3,011,831
Interest on short-term investments	508,494	252,641
	-----------------	-----------------
Total investment income	7,854,945	3,264,472
	-----------------	-----------------
EXPENSES:
Management fees	2,230,767	2,079,057
Interest expense	953,221	738,834
Other operating expenses	727,584	294,551
	-----------------	-----------------
Total expenses	3,911,572	3,112,442
	-----------------	-----------------
Net investment income	3,943,373	152,030
	-----------------	-----------------
Net change in unrealized loss from investment transactions	(875,470)	(3,351,851)
Net realized loss from investment transactions	(1,048,876)	-
	-----------------	-----------------
Net income (loss)	$ 2,019,027	$ (3,199,821)
	===========	===========
Net income (loss) per share	$ 20.19	$ (32.00)
	===========	===========
Weighted average shares outstanding	100,000	100,000

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING III, INC.

STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

			Capital in
	Common	Stock	Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	deficit	Total
	=========	=========	==========	=========	=========	=========
BALANCE, December 31, 2000	$ 100,000	$ 100	$ 51,022,400	$ (2,396,740)	$ (3,583,978)	$ 45,041,782

Contribution of capital	-	-	103,982,000	-	-	103,982,000
Distributions	-	-	-	(4,467,299)	-	(4,467,299)
Net loss	-	-	-	-	(4,233,131)	(4,233,131)
	-------------	-------------	----------------	--------------	--------------	--------------
BALANCE, December 31, 2001	$ 100,000	$ 100	$ 155,004,400	$ (6,864,039)	$ (7,817,109)	$ 140,323,352
	-------------	-------------	----------------	--------------	--------------	--------------
Distributions				$ (549,070)		(549,070)
Net income					$ 2,019,027	2,019,027
	-------------	-------------	----------------	--------------	--------------	--------------
BALANCE, March 31, 2002	$ 100,000	$ 100	$ 155,004,400	$ (7,413,109)	$ (5,798,082)	$ 141,793,309
	=========	=========	==========	=========	=========	=========

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING III, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)
	For the Three Months Ended 3/31/02	For the Three Months Ended 3/31/01
	-----------------------	----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 2,019,027	$ (3,199,821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized loss from investment transactions	1,048,876	-
Net change in unrealized loss from investment transactions	875,470	3,351,851
Amortization of deferred assets (net of additions)	94,738	(521)
Increase in other assets	(391,211)	(93,011)
Net increase (decrease) in accounts payable, accrued liabilities, and accrued management fees	(725,472)	499,878
	-----------------------	----------------------
Net cash provided by operating activities	2,921,428	558,376
	-----------------------	----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	(25,423,471)	(49,292,793)
Principal payments on loans	33,987,069	9,134,133
Acquisition of securities	(549,070)	(1,415,751)
	-----------------------	----------------------
Net cash provided by (used in) investing activities	8,014,528	(41,574,411)
	-----------------------	----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital	-	36,982,000
Loan from bank	1,983,865	25,000,000
Repayment of bank loans	(6,358,254)	(18,636,130)
	-----------------------	----------------------
Net cash provided by (used in) financing activities	(4,374,389)	43,345,870
	-----------------------	----------------------
Net increase in cash and cash equivalents	6,561,567	2,329,835
CASH AND CASH EQUIVALENTS:
Beginning of period	20,175,836	9,720,784
	-----------------------	----------------------
End of period	$ 26,737,403	$ 12,050,619
	===============	==============
CASH PAID DURING THE PERIOD FOR:
Interest	$ 1,026,568	$ 875,603
NON-CASH ACTIVITIES:
Distributions of warrants and stock to shareholder	$ 549,070	$ 1,415,751

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING III, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2002

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

  The accompanying financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of what the results would be for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended December 31, 2001.

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

Application Service Providers
Access360	$5,509,605
Asera	3,622,151
BlueStar Solutions	3,639,092
Jamcracker	368,719
Ultrabridge	747,003
Subtotal:	$13,886,570	9.8%
Biotechnology
Acusphere	$2,462,780
Zyomyx	2,354,560
Subtotal:	$4,817,340	3.4%
Communication Service Providers
Appgenesys	$15,031
Everest Broadband	1,596,409
UM Communications	223,610
Subtotal:	$1,835,050	1.3%
Communications Equipment
Astral Point	$1,307,863
Bivio Networks	3,176,796
Calient Networks	2,720,085
Calix Networks	3,449,531
Coriolis Networks	5,002,537
General Bandwidth	2,022,906
Gluon Networks	4,361,558
Inkra Networks	6,111,114
Network Photonics	2,699,722
Nexsi	786,083
Nishan Systems	320,548
Nokia [Amber Networks]	5,484,557
Rapid 5 Networks	2,546,851
Sanera Systems	5,217,971
Santera Systems	1,334,964
Subtotal:	$46,543,086	32.8%
Computers & Peripherals
Afara WebSystems	$3,072,731
Andes Networks	355,697
InfiniSwitch	2,210,228
Intruvert Networks	714,527
Kuokoa Networks	1,020,843
Maxxan Systems	2,501,071
Subtotal:	$9,875,097	7.0%
Internet
BridgeSpan	$3,089,936
Coremetrics	2,601,366
ECtone	744,307
Postini	1,311,594
QuinStreet	3,863,337
RivalWatch	88,871
Slam Dunk Networks	343,200
Subtotal:	$12,042,611	8.5%
Medical Devices
Cameron Health	$1,321,161
Cardica	2,732,107
CardioNOW	387,088
Confirma	2,570,845
Neomend	497,127
Ntero Surgical	1,231,024
Subtotal:	$8,739,352	6.2%
Other
AtomicTangerine	$409,978
Chahaya Optronics	1,804,874
Lumenare	656,538
Subtotal:	$2,871,390	2.0%
Photonics
Cenix	$3,904,699
Ceyba	9,125,907
E2O Communications	4,319,754
Gemfire	2,336,105
Infinera	744,983
Inphi	3,323,582
IoLon	3,010,361
LaserSharp	1,955,937
Network Elements	7,517,839
NovX Microsystems	404,460
Nufern	4,706,046
Onix Microsystems	2,846,833
Optinel Systems	1,996,783
Quantum Photonics	3,201,446
Sparkolor	5,901,000
Tsunami Optics	1,144,761
Subtotal:	$56,440,496	39.8%
Semiconductors
Ample Communications	$5,149,505
BigSur Communications	424,309
Ishoni Networks	5,639,423
Kineto Wireless	592,535
Matrix Semiconductor	862,858
MorphICs Technology	2,260,487
Optim Networks	345,032
Sierra Monolithics	3,070,911
Summit MicroElectronics	3,110,101
T-Ram	1,246,424
VxTel	1,731,447
Subtotal:	$24,433,032	17.2%
Software
Alopa Networks	$2,516,085
Bang Networks	3,114,015
Believe	33,994
Ceon	1,373,123
eTime Capital	200,000
netForensics	729,527
OnDemand	646,619
Pivia	274,741
Steeleye Technology	35,163
Syndeo	2,726,673
Subtotal:	$11,649,940	8.2%
Total:	$193,133,964	136.2%

  The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At March 31, 2002, the Fund has unfunded commitments to borrowers of $314.5 million. Of these commitments, $195.5 million have expired and will not fund.

  The receivables under the Fund's loans are used by the Fund as collateral for borrowings of the Fund. Under the loan covenants, the assets and credit of the Company are not available to pay the debts or obligations of any other entity other than the bank debt, and the assets and credit of any other entity shown therein are not available to pay the debts or obligations of the Company.

  As of March 31, 2002 loans with a cost basis of $5.6 million and a fair value of $0.9 million have been classified as non-accrual.

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

  Financial Highlights

Accounting principles generally accepted in the United States require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2002 and 2001. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

Net investment income is inclusive of all investment income, net of expenses and does not include realized and unrealized losses. The ratios of expenses and net investment income to average net assets calculated below are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.

Beginning and ending net asset values are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:
	3 Months Ended

	3/31/02	3/31/01
	------------	------------
Total Return	5.8%	(22.9%)

Net Asset Value, Beginning of Period	$1,403.23	$450.42
	------------	------------
Investment Income (net)	39.43	1.52
Realized Gain & Unrealized Gain	(19.24)	(33.52)
	------------	------------
Total Income (Loss)	20.19	(32.00)
Contributions	0.00	369.82
Distributions	(5.49)	(14.16)
	------------	------------
Net Asset Value, End of period	$1,417.93	$774.08
	========	========

Ratios to Average Net Assets:

Expenses*	11%	22%
Net Investment Income*	11%	1%

*Annualized

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

Loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans and investments section of footnote 2 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as assets.

Results of Operations For the Three Months ended March 31, 2002 and 2001

Total investment income for the three months ending March 31, 2002 and 2001 was $7.8 million and $3.3 million respectively, of which $7.3 million and $3.0 million respectively, consisted of interest on venture loans outstanding during the period. The remaining income consisted of payment of late fees from customers, income from expiration of commitments for which the Fund had received a commitment fee, and interest on the temporary investment of cash. The cash is held pending investment in venture loans. The increase in investment income is due primarily to the increase in outstanding loans from $114.1 million in March 2001 to $193.1 million in March 2002.

Total expenses were $3.9 million and $3.1 million for the three months ending March 31, 2002 and 2001. Management fees were the largest expense. Management fees for the three months ended March 31, 2002 and 2001 were $2.2 million and $2.1 million respectively. Interest expense increased from $0.7 million for the three months ended March 31, 2001 to $1.0 million for the three months ended March 31, 2002. Included in these amounts are the realized portion of the interest hedge transactions. The increase in interest expense was primarily due to the increase in outstanding bank loans from $43.9 million as of March 31, 2001 to $75.6 million as of March 31, 2002.

Total other operating expenses for the three months ending March 31, 2002 and 2001 was $0.7 million and $0.3 million respectively. Legal and banking related fees comprised a majority of the other operating expenses for the three months ended March 31, 2002 and 2001. The majority of the increase in total other operating expenses is due to the increased bank fees which was the result of increasing the capacity of the debt facility.

Net investment income for the three months ending March 31, 2002 and 2001 was $3.9 million and $0.2 million respectively

The Fund had an unrealized loss of $0.9 and $3.3 million for the three months ended March 31, 2002 and 2001. This unrealized loss was due primarily to an adjustment to fair value of loans from borrowers. Included in the unrealized loss for the three months ended March 31, 2002 and 2001 is a $0.6 million unrealized gain and $0.2 million unrealized loss resulting from interest rate hedging transactions. The Fund incurred a realized loss from investment transactions of $1.0 million and $0 for the three months ended March 31, 2002 and 2001. This realized loss was from the writing off of a loan.

Net income (loss) for the three months ended March 31, 2002 and 2001 was $2.0 million and ($3.2) million respectively. On a per share basis, the net income (loss) was $20.19 and ($32.00) for the three months ended March 31, 2002 and 2001 respectively.

Liquidity and Capital Resources -- March 31, 2002 and December 31, 2001

Total capital contributed to the Fund was approximately $155.0 million at March 31, 2002 and December 31, 2001. Committed capital to the Company at March 31, 2002 and December 31, 2001 was $361.9 million, of which $162.8 million has been called.

The Fund has in place a $250.0 million debt facility to finance the acquisition of asset-based loans. As of March 31, 2002 and December 31, 2001, lenders had committed $170.0 million toward this facility. As of March 31, 2002 and December 31, 2001, $75.6 million and $80.0 million were outstanding under this facility.

At March 31, 2002 and December 31, 2001, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $80.9 million and $90.0 million respectively. The effect of these swap transactions is to convert the floating rate commercial paper into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of March 31, 2002 and December 31, 2001, 12% and 9% of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans and during the period. Amounts disbursed under the Fund's loan commitments increased by approximately $25.4 million during the three months ending March 31, 2002. Net loan amounts outstanding after amortization decreased by approximately $11.1 million for the same three month period. Unfunded commitments increased by approximately $20.3 million for the three months ended March 31, 2002. $195.5 million of the unfunded commitments will expire prior to funding.

	Amount Disbursed	Principal Reductions	Balance Outstanding	Unfunded Commitments
March 31, 2002	$323.2 million	$130.1 million	$193.1 million	$314.5 million
December 31, 2001	$297.8 million	$93.6 million	$204.2 million	$294.2 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1% for the three months ended March 31, 2002. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

VENTURE LENDING & LEASING III, INC.

(Registrant)

By: /S/ Ronald W. Swenson	By: /S/ Brian R. Best
Ronald W. Swenson	Brian R. Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: May 2, 2002	Date: May 2, 2002