Form 10-Q
period 2002-06-30
VENTURE LENDING & LEASING III INC
filed 2002-08-14
CIK 1107274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-00207

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

Yes Ö No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 2, 2002
Common Stock, $.001par value	100,000

VENTURE LENDING & LEASING III, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Position (Unaudited)

As of June 30, 2002 and December 31, 2001

Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2002 and 2001

Statement of Changes in Shareholder's Equity (Unaudited)

For the Year ended December 31, 2001 and the Six Months

Ended June 30, 2002

Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2002 and 2001

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

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

VENTURE LENDING & LEASING III, INC.

STATEMENT OF FINANCIAL POSITION (UNAUDITED)

AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

	June 30, 2002	December 31, 2001

ASSETS
Loans at estimated fair value (Cost of $208,752,399 and $207,446,465)	$ 197,274,372	$ 204,243,113
Cash and cash equivalents	9,362,712	20,175,836
Other assets	1,643,593	1,525,453
	________________	__________________
Total assets	$ 208,280,677	$ 225,944,402
	==============	=================
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Bank loans	$ 65,086,898	$ 80,000,000
Accrued management fees	1,864,930	2,280,340
Accounts payable and other accrued liabilities	2,562,034	3,340,710
	________________	__________________
Total liabilities	69,513,862	85,621,050
	________________	__________________
Shareholder's equity:
Common stock: $0.001 par value, 200,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	155,004,400	155,004,400
Distributions	(7,834,999)	(6,864,039)
Accumulated deficit	(8,402,686)	(7,817,109)
	________________	__________________
Total shareholder's equity	138,766,815	140,323,352
	________________	__________________
Total liabilities and shareholder's equity	$ 208,280,677	$ 225,944,402
	==============	=================

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING III, INC.

STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30, 2002	For the Three Months Ended June 30, 2001	For the Six Months Ended June 30, 2002	For the Six Months Ended June 30, 2001
	____________	____________	____________	____________
INVESTMENT INCOME:
Interest on loans	$8,044,711	$4,680,353	$15,391,161	$7,692,184
Interest on short-term investments	105,531	166,066	614,026	418,706
	____________	____________	____________	____________
Total investment income	8,150,242	4,846,419	16,005,187	8,110,890
	____________	____________	____________	____________
EXPENSES:
Management fees	1,827,958	3,277,770	4,058,725	5,356,826
Interest expense	874,996	840,832	1,828,218	1,579,666
Other operating expenses	644,312	467,343	1,371,895	761,894
	____________	____________	____________	____________
Total expenses	3,347,266	4,585,945	7,258,838	7,698,386
	____________	____________	____________	____________
Net investment income	4,802,976	260,474	8,746,349	412,504
	____________	____________	____________	____________
Net change in unrealized loss from investment transactions	(7,271,855)	(1,610,092)	(8,147,325)	(4,961,943)
Net realized loss from investment transactions	(135,725)	-	(1,184,601)	-
	____________	____________	____________	____________
Net loss	$(2,604,604)	$(1,349,618)	$(585,577)	$(4,549,439)
	==========	==========	==========	==========
Net loss per share	$(26.05)	$(13.50)	$(5.86)	$(45.49)
	==========	==========	==========	==========
Weighted average shares outstanding	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING III, INC.

STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2001

AND THE SIX MONTHS ENDED JUNE 30, 2002

			Capital in
	Common	Stock	Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	deficit	Total
	=========	=========	==========	=========	=========	=========
BALANCE, December 31, 2000	$ 100,000	$ 100	$ 51,022,400	$ (2,396,740)	$ (3,583,978)	$ 45,041,782

Contribution of capital	-	-	103,982,000	-	-	103,982,000
Distributions	-	-	-	(4,467,299)	-	(4,467,299)
Net loss	-	-	-	-	(4,233,131)	(4,233,131)
	-------------	-------------	----------------	--------------	--------------	--------------
BALANCE, December 31, 2001	$ 100,000	$ 100	$ 155,004,400	$ (6,864,039)	$ (7,817,109)	$140,323,352
	-------------	-------------	----------------	--------------	--------------	--------------
Distributions				$(970,960)		$(970,960)
Net income					$(585,577)	$(585,577)
	-------------	-------------	----------------	--------------	--------------	--------------
BALANCE, June 30, 2002	$ 100,000	$ 100	$ 155,004,400	$(7,834,999)	$(8,402,686)	$138,766,815
	=========	=========	==========	=========	=========	=========

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING III, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (585,577	$ (4,549,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net realized loss from investment transactions	1,184,601	-
Net change in unrealized loss from investment transactions	8,147,325	4,961,943
Amortization of deferred assets	142,413	17,027
Decrease (increase) in other assets	80,147	(217,176)
Net increase (decrease) in accounts payable, accrued liabilities, and accrued management fees	(1,066,735)	1,586,489
	____________	____________
Net cash provided by operating activities	7,902,174	1,798,844
CASH FLOWS FROM INVESTING ACTIVITIES:	____________	____________
Acquisition of loans	(63,020,478)	(104,435,755)
Principal payments on loans	60,529,942	21,498,402
Acquisition of securities	(909,870)	(2,349,891)
	____________	____________
Net cash used in investing activities	(3,400,406)	(85,287,244)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital	-	67,982,000
Deemed distribution to shareholder	(61,090)	-
Payment of deferred bank fees	(340,700)	-
Loans from bank	1,983,865	47,636,130
Repayment of bank loans	(16,896,967)	(18,920,375)
	____________	____________
Net cash provided by (used in) financing activities	(15,314,892)	96,697,755
	____________	____________
Net increase (decrease) in cash and cash equivalents	(10,813,124)	13,209,355
CASH AND CASH EQUIVALENTS:
Beginning of period	20,175,836	9,720,784
	____________	____________
End of period	$ 9,362,712	$ 22,930,139
	===========	===========
CASH PAID DURING THE PERIOD FOR:
Interest	$ 1,909,534	$ 1,722,413
NON-CASH ACTIVITIES:
Distributions of warrants and stock to shareholder	$ 909,870	$2,349,891

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING III, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2002

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

  The accompanying financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2001.

  SUMMARY OF INVESTMENTS:

  Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. The Fund's investments in loans are to companies based entirely within the United States and are diversified among borrowers in the industries shown below. The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.) Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund. As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month. For the six month period ended June 30, 2002, the weighted average interest rate on performing loans was 15.5%. Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

		Estimated Fair Value	Final
		at June 30, 2002	Maturity Date
Application Service Providers
Access360 [Enable Solutions]		$5,387,492	12/1/05
Asera		3,137,040	1/1/04
BlueStar Solutions [eOnline]		3,164,472	8/1/04
Ultrabridge		621,522	3/1/04
Subtotal:	8.9%	$12,310,526
		Estimated Fair Value	Final
		at June 30, 2002	Maturity Date
Biotechnology
Acusphere [Polymers for Medicine]		$2,262,215	4/1/04
Zyomyx		2,098,904	7/1/04
Subtotal:	3.1%	$4,361,119
Communication Service Providers
Appgenesys		$7,900	*
Everest Broadband Networks		273,541	*
UM Communications [Urban Media]		111,110	*
Subtotal:	0.3%	$392,551
Communications Equipment
Bivio Networks [Network Robots]		$2,862,425	3/1/05
Calient Networks		2,501,011	12/1/04
Calix Networks		3,160,188	12/1/04
Coriolis Networks		4,843,200	7/1/04
General Bandwidth		2,642,766	6/1/05
Gluon Networks		3,929,029	1/1/05
Inkra Networks		7,470,500	4/1/05
Network Photonics		2,507,278	12/1/04
Nishan Systems		297,372	12/1/04
Nokia [Amber Networks]		4,940,335	7/1/04
Rapid 5 Networks		2,275,029	11/1/04
Sanera Systems		4,840,349	4/1/05
Santera Systems		1,306,172	4/1/05
Valo		284,948	6/1/05
Subtotal:	31.6%	$43,860,602
Computers & Peripherals
3PARdata		$3,384,469	2/1/05
Afara WebSystems		2,749,079	11/1/04
Andes Networks [BeeLine Networks]		296,629	11/1/03
Entise Systems		160,700	4/1/05
InfiniSwitch		3,118,957	6/1/05
Intruvert Networks		1,033,677	6/1/05
Kuokoa Networks		1,134,488	7/1/05
MaXXan Systems [MakeSans Systems]		2,724,519	5/1/05
Subtotal:	10.5%	$14,602,518
Internet
BridgeSpan [ezClose.com]		$2,684,889	6/1/04
Coremetrics		2,688,390	9/1/04
ECtone		246,792	*
Postini [SafeStamp.com]		1,154,251	6/1/04
QuinStreet [Echo Online Networks]		3,090,162	11/1/04
RivalWatch		68,063	4/1/03
Slam Dunk Networks		310,126	3/1/04

Subtotal:	7.4%	$10,242,673

		Estimated Fair Value	Final
		at June 30, 2002	Maturity Date
Medical Devices
Alere Medical		$1,735,769	5/1/04
Cameron Health		1,191,702	11/1/04
Cardica [Vascular Innovations]		2,641,962	6/1/05
CardioNOW		617,354	3/1/05
Confirma [Merlin Dataworks]		2,320,316	6/1/04
Neomend [Advanced Closure Systems]		446,916	6/1/04
Ntero Surgical		1,106,121	5/1/04
Subtotal:	7.2%	$10,060,140
Other
AtomicTangerine		$409,978	*
Chahaya Optronics		2,065,729	2/1/05
Lumenare [Avulet]		601,874	9/1/04
Subtotal:	2.2%	$3,077,581
Photonics
AcceLight Networks		$7,034,808	10/1/04
Cenix [IOS Technologies]		3,623,675	10/1/04
Ceyba		8,752,064	4/1/05
E2O Communications		3,963,724	3/1/05
Gemfire		2,172,100	2/1/05
Infinera [Zepton Networks]		3,904,569	4/1/05
Inphi		3,090,250	2/1/05
IoLon		2,773,538	2/1/05
LaserSharp [Fiberlase]		1,768,491	9/1/04
Network Elements		6,543,947	6/1/04
NovX Microsystems		482,468	4/1/05
Nufern [Redfern Fibers]		4,372,779	2/1/05
Onix Microsystems		2,467,816	6/1/04
Optinel Systems		1,809,927	9/1/04
Quantum Photonics		2,933,120	9/1/04
Sparkolor		1,200,838	*
Tsunami Optics [Stratos Lightwave]		$991,337	5/1/04
Subtotal:	41.7%	$57,885,451
Semiconductors
Aeluros		$763,100	6/1/05
Ample Communications		4,633,636	2/1/05
BigSur Communications [Celix Networks, Inc.]		383,650	6/1/04
Intel [VxTel]		1,530,890	1/1/04
Ishoni Networks [HiQ Networks]		4,955,216	8/1/04
Kineto Wireless [BluZona]		2,383,754	1/1/05
Matrix Semiconductor [Rhombus]		2,778,201	6/1/05
MorphICs Technology		368,213	1/1/05
Optim Networks [Infininetworks]		1,930	*
Sierra Monolithics		3,225,180	3/1/05
Summit MicroElectronics		2,496,890	1/1/04
T-Ram		2,016,780	5/1/05

Subtotal:	18.4%	$25,537,440

		Estimated Fair Value	Final
		at June 30, 2002	Maturity Date
Software
Alopa Networks		$2,225,038	10/1/04
Bang Networks		2,736,326	7/1/04
Believe		26,354	*
Ceon		1,209,403	2/1/04
Chordiant Software [OnDemand]		576,961	9/1/04
eTime Capital		138,811	*
Merced Systems		49,356	6/1/05
Net6 [WebUnwired]		906,580	11/1/04
netForensics		657,766	8/1/04
Pivia		465,921	5/1/05
Steeleye Technology		33,168	12/1/04
Syndeo		2,262,262	3/1/04
Woodside Networks		$3,655,825	6/1/05
Subtotal:	10.8%	$14,943,771
Total Loans (Cost $208,752,399):	142.2%	$197,274,372

  * As of June 30, 2002 loans with a cost basis of $13.9 million and a fair value of $2.4 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety.

  The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrowers. As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2002, the Fund has unfunded commitments to borrowers of $299.2 million. Of these commitments $96.4 million remain unexpired at June 30, 2002.

  EARNINGS PER SHARE

  Basic earnings per share are computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.

  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2002 and 2001. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

Net investment income is inclusive of all investment income, net of expenses and does not include realized and unrealized losses. The ratios of expenses and net investment income to average net assets calculated below are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented. The following per share data and ratios have been derived from the information provided in the financial statements:

	3 Months	Ended	6 Months	Ended
	6/30/02	6/30/01	6/30/02	6/30/01
Total Return *	(7.3%)	(6.6%)	(0.8%)	(14.6%)
	=======	=======	=======	=======
Per Share Amounts:
Net Asset Value, Beginning of Period	$1,417.93	$774.08	$1,403.23	$450.42
Investment Income (net)	48.03	2.60	87.46	4.13
Net Realized Loss & Change in Unrealized Loss	(74.07)	(16.10)	(93.31)	(49.63)
	________	________	________	________
Total Income (Loss)	(26.04)	(13.50)	(5.85)	(45.50)
Capital Contributions	0.00	310.00	0.00	679.82
Capital Distributions	(4.22)	(9.34)	(9.71)	(23.50)
Net Asset Value, End of period	$1,387.67	$1,061.24	$1,387.67	$1,061.24
	________	________	________	________
Net Assets, End of period	$138,766,815	$106,124,451	$138,766,815	$106,124,451
	3 Months	Ended	6 Months	Ended
	6/30/02	6/30/01	6/30/02	6/30/01

Ratios to Average Net Assets:
Expenses*	9%	22%	10%	22%
Net Investment Income*	14%	1%	12%	1%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Venture Lending & Leasing III, Inc. (the "Fund") is a closed-end, non-diversified management investment company electing status as a business development company under the Investment Company Act of 1940 ("1940 Act"). The Fund is 100% owned by Venture Lending & Leasing III, LLC (the "Company"). The Fund's investment objective is to achieve a high total return. The Fund provides asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments. The Fund generally distributes these warrants to its shareholder upon receipt.

The Fund's shares of Common Stock, $.001 par value are sold to its shareholder under a stock purchase agreement. The Fund has issued 100,000 of the 200,000 shares that were authorized. The Fund's shareholder may make additional capital contributions to the Fund.

In addition to the historical information contained herein, this Quarterly Report on Form 10-Q contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments and competition effects as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business.

Critical Accounting Policies

We identified the most critical accounting principles upon which our financial statements depend. We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our only critical accounting policy to be that related to the valuation of loans.

Loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans and investments section of footnote 2 of the Fund's Annual Report on Form 10-K (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as net assets.

Results of Operations - For the Three and Six Months ended June 30, 2002 and 2001

Total investment income for the three months ending June 30, 2002 and 2001 was $8.2 million and $4.8 million respectively, of which $8.0 million and $4.7 million respectively, consisted of interest on venture loans outstanding during the period. Total investment income for the six months ending June 30, 2002 and 2001 was $16.0 million and $8.1 million respectively, of which $15.4 million and $7.7 million respectively, consisted of interest on venture loans outstanding during the period. The remaining income consisted of payment of late fees from customers, income from expiration of commitments for which the Fund had received a commitment fee, and interest on the temporary investment of cash. The cash is held pending investment in venture loans. The increase in investment income is due primarily to the increase in outstanding loans from $77.1 million and $155.3 million in December 2000 and June 2001 respectively to $204.2 million and $197.3 million in December 2001 and June 2002 respectively.

Total expenses were $3.3 million and $4.6 million for the three months ending June 30, 2002 and 2001, respectively. Total expenses were $7.3 million and $7.7 million for the six months ending June 30, 2002 and 2001, respectively. Management fees were the largest expense. Management fees for the three months ended June 30, 2002 and 2001 were $1.8 million and $3.3 million respectively. Management fees for the six months ended June 30, 2002 and 2001 were $4.1 million and $5.4 million respectively. Management fees were higher for the periods ended June 30, 2001 because of management fees of $1.0 million that were charged on additional capital that was committed during those periods. No capital was committed during the periods ending June 30, 2002. Additionally, since the Fund has passed its second anniversary on May 19, 2002, the basis for calculation of management fees subsequent to this date has changed to a percentage of Fund assets as opposed to a percentage of committed capital. Interest expense was $0.9 million and $0.8 million for the three months ended June 30, 2002 respectively. Interest expense was $1.8 million and $1.6 million for the six months ended June 30, 2002 and 2001 respectively. Included in these amounts are the settled portion of the Fund's interest hedge transactions of $0.9 million and $0.1 million for the six months ended June 30, 2002 and 2001 respectively. The increase in interest expense was primarily due to the increase in average outstanding bank loans during the period from $62.2 million and $53.1 million for the three and six months ended June 30, 2001 to $67.3 million and $71.3 million for the three and six month periods ended June 30, 2002. This was partially offset by lower interest rates achieved by the elimination of the Fund's debt facilities in favor of a larger, less expensive debt facility in 2001 which reduced interest expense as well as the lowering of general interest rates during these periods.

Total other operating expenses for the three months ending June 30, 2002 and 2001 were $0.6 million and $0.5 million respectively. Total other operating expenses were $1.4 million and $0.8 million for the six months ended June 30, 2002 and 2001. Legal and banking related fees comprised a majority of the other operating expenses for the three and six months ended June 30, 2002 and 2001. The majority of the increase in total other operating expenses was the result of increasing the capacity and changing the structure of the Fund's debt facility which resulted in additional bank facility and structuring fees.

Net investment income for the three months ending June 30, 2002 and 2001 was $4.8 million and $0.3 million respectively. Net investment income for the six months ending June 30, 2002 and 2001 was $8.7 million and $0.4 million respectively.

The Fund incurred an unrealized loss from investment transactions of $7.3 and $1.6 million for the three months ended June 30, 2002 and 2001, respectively. The Fund incurred an unrealized loss from investment transactions of $8.1 million and $5.0 million for the six months ended June 30, 2002 and 2001, respectively. The unrealized loss from investment transactions was due primarily to an adjustment to fair value of loans from borrowers of $8.2 million and $4.7 million for the six months ended June 30, 2002 and 2001 respectively and $6.8 million and $1.6 million for the three months ended June 30, 2002 and 2001 respectively. Included in the unrealized loss for the three months ended June 30, 2002 and 2001 is a $0.5 million unrealized gain and less than $0.1 million unrealized loss resulting from interest rate hedging transactions. Included in the unrealized loss for the six months ended June 30, 2002 and 2001 is a $0.1 million gain and a $0.3 million loss respectively resulting from interest rate hedging transactions. The Fund incurred a realized loss from investment transactions of $0.1 million and $1.2 million for the three and six months ended June 30, 2002. These realized losses were from the writing off of certain loans deemed to be uncollectible. There were no realized gains or losses for the three and six months ended June 30, 2001.

Net loss for the three months ended June 30, 2002 and 2001 was $2.6 million and $1.3 million, respectively. Net loss for the six months ended June 30, 2002 and 2001 was $0.6 million and $4.5 million respectively. On a per share basis, the net loss was $26.05 and $13.50 for the three months ended June 30, 2002 and 2001 respectively. On a per share basis, the net loss was $5.86 and $45.49 for the six months ended June 30, 2002 and 2001 respectively.

Liquidity and Capital Resources - June 30, 2002 and December 31, 2001

Total capital contributed to the Fund was approximately $155.0 million at June 30, 2002 and December 31, 2001. Committed capital to the Company at June 30, 2002 and December 31, 2001 was $361.9 million, of which $162.8 million has been called. A significant amount of the remaining committed capital of the Company will be available to the Fund for future investments.

The Fund has in place a $250.0 million debt facility to finance the acquisition of asset-based loans. As of June 30, 2002 and December 31, 2001, lenders had committed $250.0 million and $170.0 million respectively toward this facility. As of June 30, 2002 and December 31, 2001, $65.1 million and $80.0 million were outstanding under this facility.

At June 30, 2002 and December 31, 2001, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $71.1 million and $90.0 million respectively. The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of June 30, 2002 and December 31, 2001, 4% and 9% of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans and during the period. Amounts disbursed under the Fund's loan commitments increased by approximately $63.0 million during the six months ending June 30, 2002. Net loan amounts outstanding after amortization decreased by approximately $6.9 million for the same period. Unexpired, unfunded commitments decreased by approximately $36.9 million for the six months ended June 30, 2002.

	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
June 30, 2002	$360.8 million	$163.5 million	$197.3 million	$96.4 million
December 31, 2001	$297.8 million	$93.6 million	$204.2 million	$133.3 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1% for the three and six months ended June 30, 2002 and 2001. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

On July 23, 2002, the Fund filed a Current Report on Form 8-K to report that the Fund dismissed Arthur Andersen LLP as the Fund's independent auditors and selected Deloitte & Touche LLP to serve as the Fund's independent auditors for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING III, INC.

(Registrant)

By: /S/ Ronald W. Swenson	By: /S/ Brian R. Best
Ronald W. Swenson	Brian R. Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: August 12, 2002	Date: August 12, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
August 12, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Best, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Brian R. Best

Brian R. Best
Chief Financial Officer
August 12, 2002