Form 10-Q
period 2002-09-30
VENTURE LENDING & LEASING III INC
filed 2002-11-14
CIK 1107274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2002

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

Yes Ö No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 2, 2002
Common Stock, $.001par value	100,000

VENTURE LENDING & LEASING III, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Position (Unaudited)

As of September 30, 2002 and December 31, 2001

Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2002 and 2001

Statement of Changes in Shareholder's Equity (Unaudited)

For the Year ended December 31, 2001 and the Nine Months Ended September 30, 2002

Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2002 and 2001

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

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

VENTURE LENDING & LEASING III, INC.

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
	September 30, 2002	December 31, 2001
	________________	________________
ASSETS
Loans at estimated fair value
(Cost of $200,462,253 and $207,446,465)	$ 189,834,253	$ 204,243,113
Cash and cash equivalents	11,675,278	20,175,836
Other assets	1,476,069	1,525,453
	________________	________________
Total assets	$ 202,985,600	$ 225,944,402
	==============	==============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Bank loans	$ 57,272,202	$ 80,000,000
Accrued management fees	1,349,037	2,280,340
Accounts payable and other accrued liabilities	2,219,293	3,340,710
	________________	________________
Total liabilities	60,840,532	85,621,050
	________________	________________
Shareholder's equity:
Common stock: $0.001 par value, 200,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	155,004,400	155,004,400
Distributions	(8,474,431)	(6,864,039)
Accumulated deficit	(4,385,001)	(7,817,109)
	________________	________________
Total shareholder's equity	142,145,068	140,323,352
	________________	________________
Total liabilities and shareholder's equity	$ 202,985,600	$ 225,944,402
	==============	==============

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2001	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001
	___________	___________	___________	___________
INVESTMENT INCOME:
Interest on loans	$ 7,998,118	$ 5,976,657	$ 23,389,279	$ 13,668,841
Interest on short-term investments
and other income	120,312	231,555	734,337	650,261
	___________	___________	___________	___________
Total investment income	8,118,430	6,208,212	24,123,616	14,319,102
	___________	___________	___________	___________
EXPENSES:
Management fees	1,268,678	2,280,340	5,327,403	7,637,166
Interest expense	766,575	926,611	2,594,793	2,506,276
Other operating expenses	730,672	217,903	2,102,566	979,798
	___________	___________	___________	___________
Total expenses	2,765,925	3,424,854	10,024,762	11,123,240
	___________	___________	___________	___________
Net investment income	5,352,505	2,783,358	14,098,854	3,195,862
Net change in unrealized loss from investment
transactions	645,446	(2,871,572)	(7,501,879)	(7,833,515)
Net realized loss from investment transactions	(1,980,266)	-	(3,164,867)	-
	___________	___________	___________	___________
Net income (loss)	$ 4,017,685	$ (88,214)	$ 3,432,108	$ (4,637,653)
	===========	===========	===========	===========
Net income (loss) per share	$ 40.18	$ (0.88)	$ 34.32	$ (46.38)
	===========	===========	===========	===========
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2001

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002
			Capital in
	Common	Stock	Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	deficit	Total
	________	__________	_____________	____________	___________	____________
BALANCE, December 31, 2000	100,000	$ 100	$ 51,022,400	$ (2,396,740)	$(3,583,978)	$ 45,041,782

Contribution of capital	-	-	103,982,000	-	-	103,982,000
Distributions	-	-	-	(4,467,299)	-	(4,467,299)
Net loss	-	-	-	-	(4,233,131)	(4,233,131)
	________	__________	_____________	____________	___________	____________
BALANCE, December 31, 2001	100,000	$ 100	$ 155,004,400	$ (6,864,039)	$ (7,817,109)	$140,323,352

Distributions				(1,610,392)		(1,610,392)
Net income					3,432,108	3,432,108
	________	__________	_____________	____________	___________	____________
BALANCE, September 30, 2002	100,000	$ 100	$ 155,004,400	$ (8,474,431)	$(4,385,001)	$142,145,068
	________	__________	_____________	____________	___________	____________

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
	2002	2001
	_________________	________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 3,432,108	$ (4,637,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net realized loss from investment transactions	3,164,867	-
Net change in unrealized loss from investment
transactions	7,501,879	7,833,515
Amortization of deferred assets	246,456	14,880
Decrease (increase) in other assets	143,628	(156,414)
Net decrease in accounts payable, accrued liabilities, and accrued management fees	(2,129,951)	(278,160)
	_________________	________________
Net cash provided by operating activities	12,358,987	2,776,168
	_________________	________________
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	(85,098,042)	(168,671,485)
Principal payments on loans	88,917,387	43,741,919
Acquisition of securities	(1,453,793)	(3,286,040)
	_________________	________________
Net cash provided by (used in) investing activities	2,365,552	(128,215,606)
	_________________	________________
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital	-	103,982,000
Deemed distribution to shareholder	(156,599)	-
Payment of deferred bank fees	(340,700)	-
Loans from bank	1,983,865	49,585,470
Repayment of bank loans	(24,711,663)	(20,585,470)
	_________________	________________
Net cash provided by (used in) financing activities	(23,225,097)	132,982,000
	_________________	________________
Net increase (decrease) in cash and cash equivalents	(8,500,558)	7,542,562
CASH AND CASH EQUIVALENTS:
Beginning of period	20,175,836	9,720,784
	_________________	________________
End of period	$ 11,675,278	$ 17,263,346
	===============	===============
CASH PAID DURING THE PERIOD FOR:
Interest	$ 2,687,939	$ 2,636,103
NON-CASH ACTIVITIES:
Distributions of warrants and stock to shareholder	$ 1,453,793	$ 3,286,040

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2002

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

  In Management's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in The United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2001.

  SUMMARY OF INVESTMENTS:

  Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2002, the Fund's investments in loans are to companies based entirely within the United States and are diversified among borrowers in the industries shown below. The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

  Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund. As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month. For the nine month period ended September 30, 2002, the weighted average interest rate on performing loans was 16.3%. Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/02	Final Maturity Date
Application Service Providers
Access360 [Enable Solutions]		$4,897,107	12/1/05
Asera		1,968,053	3/1/04
BlueStar Solutions [eOnline]		2,668,080	8/1/04
Ultrabridge		490,528	3/1/04
Subtotal:	7.1%	$10,023,768
Biotechnology
Acusphere [Polymers for Medicine]		$1,956,759	4/1/04
Zyomyx		1,834,699	7/1/04
Subtotal:	2.7%	$3,791,458
Communication Service Providers
Appgenesys		$7,900	*
Everest Broadband Networks		141,615	*
UM Communications [Urban Media]		111,110	*
Subtotal:	0.2%	$260,625

Communications Equipment
Bivio Networks [Network Robots]		$2,528,130	3/1/05
Calient Networks		2,272,928	12/1/04
Calix Networks		2,858,663	12/1/04
Caymas		274,496	7/1/05
Coriolis Networks		4,627,935	7/1/04
General Bandwidth		2,469,237	6/1/05
Gluon Networks		3,480,531	1/1/05
Inkra Networks		6,613,180	4/1/05
Network Photonics		2,900,772	9/1/05
Nishan Systems		629,652	7/1/05
Nokia [Amber Networks]		4,376,934	7/1/04
Polaris Networks		3,061,799	8/1/05
Rapid 5 Networks		1,988,977	11/1/04
Sandial Systems		722,823	8/1/05
Sanera Systems		4,326,300	7/1/05
Santera Systems		1,208,644	4/1/05
Valo		927,389	9/1/05
Subtotal:	31.8%	$45,268,390
Computers & Peripherals
3PARdata		$4,622,103	7/1/05
Agile Storage		300,721	9/1/05
Andes Networks [BeeLine Networks]		234,671	11/1/03
Entise Systems		242,805	7/1/05
InfiniSwitch		3,390,949	7/1/05
Intruvert Networks		1,125,812	8/1/05
IronPort Systems [Godspeed Networks]		774,565	9/1/05
Kuokoa Networks		1,106,033	9/1/05
MaXXan Systems		4,821,828	7/1/05
Subtotal:	11.7%	$16,619,487
Internet
BridgeSpan [ezClose.com]		$2,262,131	6/1/04
Coremetrics		2,672,716	9/1/04
ECtone		46,792	*
Postini		990,436	6/1/04
QuinStreet [Echo Online Networks]		2,285,674	11/1/04
RivalWatch		46,343	4/1/03
Slam Dunk Networks		327,282	*
Subtotal:	6.1%	$8,631,374
Medical Devices
Alere Medical		$1,536,349	5/1/04
Cameron Health		1,056,741	11/1/04
Cardica [Vascular Innovations]		2,354,672	6/1/05
CardioNOW		565,017	3/1/05
Confirma [Merlin Dataworks]		2,058,882	6/1/04
NeoGuide Systems		683,385	3/1/05
Neomend [Advanced Closure Systems]		394,788	6/1/04
Ntero Surgical		977,068	5/1/04
Subtotal:	6.8%	$9,626,902
Other
Chahaya Optronics		$1,895,737	2/1/05
Lumenare [Avulet]		545,124	9/1/04
Subtotal:	1.7%	$2,440,861
Photonics
AcceLight Networks		$6,381,706	10/1/04
Cenix		3,329,305	10/1/04
Ceyba		8,046,518	4/1/05
E2O Communications		3,595,801	3/1/05
Gemfire		1,072,100	*
Infinera [Zepton Networks]		7,799,808	7/1/05
Inphi		2,847,244	2/1/05
IoLon		2,526,192	2/1/05
LaserSharp		1,574,527	9/1/04
Network Elements		5,528,343	6/1/04
NovX Microsystems		448,872	4/1/05
Nufern		4,025,789	2/1/05
Onix Microsystems		2,073,809	6/1/04
Optinel Systems		1,615,315	9/1/04
Quantum Photonics		2,656,169	9/1/04
Sparkolor		115,564	*
Tsunami Optics [Stratos Lightwave]		831,627	5/1/04
Subtotal:	38.3%	$54,468,689
Semiconductors
Aeluros		$940,649	8/1/05
Ample Communications		4,094,480	2/1/05
BigSur Communications		341,047	6/1/04
Intel [VxTel]		1,324,042	1/1/04
Ishoni Networks [HiQ Networks]		4,242,956	8/1/04
Kineto Wireless [BluZona]		2,402,018	5/1/05
Matrix Semiconductor		2,884,612	9/1/05
Optim Networks		$1,893	*
Scintera Networks		648,783	8/1/05
Sierra Monolithics		2,881,200	3/1/05
Summit MicroElectronics		1,855,825	1/1/04
T-Ram		2,204,246	7/1/05
Universal Network Machines		375,358	9/1/05
Subtotal:	17.0%	$24,197,109
Software
Airgo Networks [Woodside Networks, Inc.]		$3,474,441	6/1/05
Alopa Networks		1,923,170	10/1/04
Bang Networks		2,343,119	7/1/04
Believe		26,163	*
Ceon		1,038,146	2/1/04
Chordiant Software [On Demand]		$503,998	9/1/04
Merced Systems		1,110,351	6/1/05
Net6 [WebUnwired]		1,225,123	7/1/05
netForensics		582,589	8/1/04
Pivia		467,386	9/1/05
Steeleye Technology		31,030	12/1/04
Syndeo		1,780,074	3/1/04
Subtotal:	10.2%	$14,505,590

Total: (Cost of $200,462,253)	133.5%	$189,834,253

  * As of September 30, 2002 loans with a cost basis of $12.5 million and a fair value of $1.9 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety.

  The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrowers. As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 2002, the Fund has unfunded commitments to borrowers of $298.6 million. Of these commitments $97.8 million remain unexpired at September 30, 2002.

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

  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2002 and 2001. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	3 MonthsEnded	3 MonthsEnded	9 Months Ended	9 Months Ended
	9/30/02	9/30/01	9/30/02	9/30/01
	_____________	_____________	______________	______________
Total Return *	11.6%	(0.3%)	3.3%	(9.8%)
	============	============	============	============
Per Share Amounts:
Net Asset Value, Beginning of Period	$1,387.67	$1,061.24	$1,403.23	$450.42
	_____________	_____________	_____________	_____________
Net Investment Income	53.53	27.83	141.29	31.96
Net Realized Loss & Change in Unrealized Loss	(13.36)	(28.71)	(106.67)	(78.34)
	_____________	_____________	_____________	_____________
Total Income (Loss)	40.17	(0.88)	34.62	(46.38)
Capital Contributions	0.00	360.00	0.00	1,039.82
Capital Distributions	(6.39)	(9.36)	(16.10)	(32.86)
	_____________	_____________	_____________	_____________
Net Asset Value, End of period	$1,421.45	$1,411.00	$1,421.75	$1,411.00
	============	============	============	============
Net Assets, End of period	$142,145,068	$141,100,089	$142,145,068	$141,100,089
	============	============	============	============
Ratios to Average Net Assets:

Expenses*	8%	11%	10%	17%
Net Investment Income*	15%	9%	13%	5%

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

Loans are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans and investments section of footnote 2 of the Fund's Annual Report on Form 10-K for the year ended December 31, 2001 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as net assets.

Results of Operations - For the Three and Nine Months ended September 30, 2002 and 2001

Total investment income for the three months ending September 30, 2002 and 2001 was $8.1 million and $6.2 million respectively, of which $8.0 million and $6.0 million respectively, consisted of interest on venture loans outstanding during the period. Total investment income for the nine months ending September 30, 2002 and 2001 was $24.1 million and $14.3 million respectively, of which $23.4 million and $13.7 million respectively, consisted of interest on venture loans outstanding during the period. The remaining income consisted of payment of late fees from customers, income from expiration of commitments for which the Fund had received a commitment fee, and interest on the temporary investment of cash. The cash is held pending investment in venture loans. The majority of the increase in investment income is due primarily to the increase in average monthly outstanding loans from $171.6 million and $131.1 million for the three and nine months ended September 30, 2001 to $191.3 million and $193.0 million for the three and nine months ended September 2002 respectively. Additionally, interest for the three and nine months ended September 30, 2002 included $0.5 million and $1.0 million in interest from borrowers who paid a premium in order to pay off their loans prior to maturity.

Total expenses were $2.7 million and $3.4 million for the three months ending September 30, 2002 and 2001, respectively. Total expenses were $10.0 million and $11.1 million for the nine months ending September 30, 2002 and 2001, respectively. Management fees were the largest expense. Management fees for the three months ended September 30, 2002 and 2001 were $1.3 million and $2.3 million respectively. Management fees for the nine months ended September 30, 2002 and 2001 were $5.3 million and $7.6 million respectively. Management fees were higher for the nine months ended September 30, 2001 because of management fees of $1.0 million that were charged on additional capital that was committed during the quarter ended June 30, 2001. No additional capital was committed during the period ending September 30, 2002. Additionally, since the Fund has passed its second anniversary on May 19, 2002, the basis for calculation of management fees subsequent to this date has changed to a percentage of Fund assets as opposed to a percentage of committed capital. This change in the basis of calculation in management fees decreased the expense for management fees for the three and nine months ended September 30, 2002 because the dollar value of assets under management was lower than the dollar value of committed capital.

Interest expense was $0.8 million and $0.9 million for the three months ended September 30, 2002 respectively. Included in these amounts are the settled portion of the Fund's interest hedge transactions of $0.4 million and $0.1 million for the three months ended September 30, 2002 and 2001 respectively. The decrease in interest expense for the three months ended September 30, 2002 is due to the decrease in average principal balance of loan outstanding from $65.4 million in 2001 to $62.9 million in 2002. Interest expense was also decreased by lower interest rates achieved by the elimination of the Fund's debt facilities in favor of a larger, less expensive debt facility in November, 2001 which reduced interest expense as well as the lowering of general interest rates during these periods. Interest expense was $2.6 million and $2.5 million for the nine months ended September 30, 2002 and 2001 respectively. Included in these amounts are the settled portion of the Fund's interest hedge transactions of $1.3 million and $0.2 million for the nine months ended September 30, 2002 and 2001 respectively. The increase in interest expense was primarily due to the increase in average outstanding bank loans from $54.0 for the nine months ended September 30, 2001 to $70.2 million for the nine months ended September 30, 2002. A large part of this increase was offset by lower interest rates achieved by the elimination of the Fund's debt facilities in favor of a larger, less expensive debt facility in November, 2001 which reduced interest expense, as well as the lowering of general interest rates during these periods.

Total other operating expenses for the three months ending September 30, 2002 and 2001 were $0.7 million and $0.2 million respectively. Total other operating expenses were $2.1 million and $1.0 million for the nine months ended September 30, 2002 and 2001. Legal and banking related fees comprised a majority of the other operating expenses for the three and nine months ended September 30, 2002 and 2001. The majority of the increase in total other operating expenses was the result of increasing the capacity and changing the structure of the Fund's debt facility which resulted in additional bank facility and structuring fees.

Net investment income for the three months ending September 30, 2002 and 2001 was $5.4 million and $2.8 million respectively. Net investment income for the nine months ending September 30, 2002 and 2001 was $14.1 million and $3.2 million respectively.

The Fund incurred an unrealized gain (loss) from investment transactions of $0.6 million and ($2.9) million for the three months ended September 30, 2002 and 2001, respectively. The Fund incurred an unrealized gain (loss) from investment transactions of ($7.5) million and ($7.8) million for the nine months ended September 30, 2002 and 2001, respectively. The change in unrealized gain (loss) from investment transactions was due primarily to an adjustment to fair value of loans from borrowers of ($7.4) million and ($7.2) million for the nine months ended September 30, 2002 and 2001 respectively and $0.8 million and ($2.5) million for the three months ended September 30, 2002 and 2001 respectively. Included in the unrealized gain (loss) for the three months ended September 30, 2002 and 2001 is a ($0.2) million ($0.4) million unrealized gain (loss) resulting from interest rate hedging transactions. Included in the unrealized gain (loss) for the nine months ended September 30, 2002 and 2001 is a ($0.1) million and a ($0.6) million gain (loss) respectively resulting from interest rate hedging transactions.

The Fund incurred a realized loss from investment transactions of $1.9 million and $3.2 million for the three and nine months ended September 30, 2002. These realized losses were from the writing off of certain loans deemed to be uncollectible. There were no realized gains or losses for the three and nine months ended September 30, 2001.

Net income (loss) for the three months ended September 30, 2002 and 2001 was $4.0 million and ($0.1) million, respectively. Net income (loss) for the nine months ended September 30, 2002 and 2001 was $3.5 million and ($4.6) million respectively. On a per share basis, the net income (loss) was $40.18 and ($0.88) for the three months ended September 30, 2002 and 2001 respectively. On a per share basis, the net income (loss) was $34.32 and ($46.38) for the nine months ended September 30, 2002 and 2001 respectively.

Liquidity and Capital Resources -- September 30, 2002 and December 31, 2001

Total capital contributed to the Fund was approximately $155.0 million at September 30, 2002 and December 31, 2001. Committed capital to the Company at September 30, 2002 and December 31, 2001 was $361.9 million, of which $162.8 million has been called and received.

The Fund has in place a $250.0 million debt facility to finance the acquisition of asset-based loans. As of September 30, 2002 and December 31, 2001, lenders had committed $250.0 million and $170.0 million respectively toward this facility. As of September 30, 2002 and December 31, 2001, $57.3 million and $80.0 million were outstanding under this facility.

At September 30, 2002 and December 31, 2001, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $61.1 million and $90.0 million respectively. The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of September 30, 2002 and December 31, 2001, 6% and 9% of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans and during the period. Amounts disbursed under the Fund's loan commitments increased by approximately $85.1 million during the nine months ending September 30, 2002. Net loan amounts outstanding after amortization decreased by approximately $14.4 million for the same period. Unexpired, unfunded commitments decreased by approximately $35.5 million for the nine months ended September 30, 2002.

	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
September 30, 2002	$382.9 million	$193.1 million	$189.8 million	$97.8 million
December 31, 2001	$297.8 million	$93.6 million	$204.2 million	$133.3 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by approximately 1% for the three and nine months ended September 30, 2002 and 2001. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the company's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the company on a timely basis in order to comply with the company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in internal controls

There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

VENTURE LENDING & LEASING III, INC.

(Registrant)

By: /S/ Ronald W. Swenson	/S/ Brian R. Best
Ronald W. Swenson	Brian R. Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: November 13, 2002	Date: November 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian Best, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Venture Lending & Leasing III, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ Brian R. Best

Brian Best

Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald W. Swenson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Venture Lending & Leasing III, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
November 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Best, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Brian R. Best

Brian R. Best
Chief Financial Officer
November 13, 2002