Form 10-K
period 2002-12-31
VENTURE LENDING & LEASING III INC
filed 2003-03-28
CIK 1107274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K: .

As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2003 was 100,000.

Documents Incorporated by Reference
Document Description	10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2003	III

PART I

ITEM 1. BUSINESS.

Introduction.

Venture Lending & Leasing III, Inc. (the Fund) was incorporated in Maryland on January 28, 2000, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. The Fund is a wholly owned subsidiary of Venture Lending & Leasing III, LLC, a Delaware limited liability company (the Company). The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies in the form of secured loans. Prior to commencing its operations on May 19, 2000, the Fund had no operations other than the sale of 100,000 shares to Venture Lending and Leasing III, LLC for $25,000. As of December 31, 2002, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986.

The Fund's shares of Common Stock, $.001 par value ("Shares") are held entirely by Venture Lending & Leasing III, LLC. As capital is required to finance the acquisition of loans, additional capital is provided by Venture Lending & Leasing III, LLC.

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

Warrants and Equity Securities. The Fund generally acquires warrants to purchase equity securities of the borrower in connection with asset financings. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower. Substantially all the warrants and underlying equity securities are restricted securities under the Securities and Exchange Act of 1933 ("1933 Act") at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide (i) "piggyback" registration rights, which permit the Fund under certain circumstances to include some or all of the securities owned by it in a registration statement filed by the borrower or (ii) under rare circumstances, "demand" registration rights permitting the Fund under certain circumstances to require the borrower to register the securities under the 1933 Act (in some cases at the Fund's expense).

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

Dividends and Distributions.

The Fund intends to distribute to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes less appropriate reserves. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end. Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Fund's security holders during the last quarter of the year ended December 31, 2001.

EXECUTIVE OFFICERS OF THE FUND

The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.
Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, Director and Chief Executive Officer	58	Chairman, CEO, Director, and other positions, Westech Investment Advisors since 1994.
Salvador O. Gutierrez, Director, President	59	President and Director, and other positions, Westech Investment Advisors since 1994.
George W. Siguler, Advisory Director	55	Managing Director, Siguler Guff Advisers & affiliates since 1995.
Brian R. Best Vice President, CFO, and Secretary	36	Vice President, CFO, and other positions - Westech Investment Advisors since 1997.
Donald P. Spencer, Assistant Secretary	47	Managing Director, Siguler Guff Advisers and affiliates since 1995.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.

The number of holders of record of the Fund's Common Stock at March 15, 2003 was 1.

The Fund has a policy of distributing warrants as acquired. In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company. The Fund has also established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund less applicable reserves exceeds warrant distributions and deemed distributions. Since warrant distributions and deemed distributions have exceeded the taxable income of the Fund less applicable reserves, no quarterly distributions have yet been made as of December 31, 2002.

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
	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001	From Inception, (May 19, 2000) To December 31, 2000
Statement of Operations Data:
Investment Income:
Interest on Loans	$31,240,092	$22,195,707	$1,568,076
Interest on Short - Term investments	817,173	741,564	410,056
Total Investment Income	32,057,265	22,937,271	1,978,132
Expenses:
Management Fee to Managers	6,548,175	9,917,506	4,752,659
Interest Expense	3,269,223	3,290,846	422,488
Other Operating Expenses	2,823,341	1,383,178	386,963
Total Expenses	12,640,739	14,591,530	5,562,110
Net Investment Income (Loss)	19,416,526	8,345,741	(3,583,978)
Net change in unrealized loss from investment transactions	(2,128,068)	(4,399,807)	0
Net realized loss from investment transactions	(12,771,267)	(8,179,065)	0
Net Income (Loss)	$4,517,191	(4,233,131)	(3,583,978)

AMOUNTS PER COMMON SHARE:
Net Income (Loss)	$45.17	$(42.33)	$(35.84)
Weighted Average Shares Outstanding	100,000	100,000	100,000

Balance Sheet Data:	As of	As of	As of
	December 31, 2002	December 31, 2001	December 31, 2000

Total Assets	$195,326,477	$225,944,402	$87,100,404
Bank Loans	$51,884,504	$80,000,000	$37,500,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

We identified the most critical accounting principles upon which our financial statements depend. We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our only critical accounting policy to be related to the valuation of loans.

Loans are held at fair value as required by GAAP determined by management, in accordance with the valuation methods described in the valuation of loans section of footnote 2 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as assets.

Results of Operations - For the year ended December 31, 2002 and 2001

Total investment income for the year ended December 31, 2002 was $32.1 million, of which $31.2 million consisted of interest on venture loans outstanding. Total investment income for the year ended December 31, 2001 was $22.9 million, of which $22.2 million consisted of interest on venture loans outstanding. Remaining income consisted of interest and dividends on the temporary investment of cash, pending investment in venture loans or application to the Fund's expenses. The increase from $22.2 million for the period ending December 31, 2001 to $31.2 million for the period ending December 31, 2002 was the result of the increase in the average performing loans outstanding from $141.9 million in 2001 to $190.5 million in 2002. Included in the 2002 investment income figures is approximately $1.6 million from the early payoff of several loans at a premium to the fair value of the loans.

Expenses for the periods ended December 31, 2002 and 2001 were $12.6 million and $14.6 million respectively. Management fees are calculated based on the Company's committed capital for the first two years of the Fund's life and thereafter as a percentage of Fund assets. Management fees for the Fund were $6.5 million $9.9 million for the period ended December 31, 2002 and 2001 respectively. The decrease in management fees is due to passing the second year of the Fund's life in 2002, which causes management fees to be calculated based on total assets instead of the Company's committed capital. Management fees were based on total assets for the period from May 19, 2002 through December 31, 2002. Interest Expense was $3.3 million and $3.3 million for the periods ended December 31, 2002 and 2001. Interest expense remained consistent even though average debt outstanding increased from $59.1 million for the year ended December 31, 2001 to $66.6 million for the year ended December 31, 2002. Interest expense decreased due to the decrease in interest rates in general as well as replacing the warehouse facility with an expanded conduit facility in November 2002 at a lower interest rate. Other operating expenses, a majority of which were legal and bank related fees, were $2.8 million and $1.4 million for the years ended December 31, 2002 and 2001 respectively. An increase in insurance fees related to the debt facility made up a majority of the increase in other expenses.

Net change in unrealized loss from investment transactions was $(2.1) million and $(4.4) million for the periods ended December 31, 2002 and 2001, of which $(2.3) million and $(3.2) million, respectively reflected net adjustments to fair value of loans. The remainder of the net change in unrealized loss is reflective of the adjustment of the fair value of the Fund's hedge transactions. Net realized loss from investment transactions was $12.8 million and $8.2 million for the periods ended December 31, 2002 and 2001. The realized loss on investments was entirely composed of loans which were written off during the period, less any recovery.

Net income (loss) for the periods ended December 31, 2002 and 2001 was $4.5 million and $(4.2) million. On a per share basis, for the periods ended December 31, 2002 and 2001 there was a net income (loss) of $45.17 and $(42.33) respectively.

Liquidity and Capital Resources -- December 31, 2002 and 2001

The Fund is owned entirely by Venture Lending & Leasing III, LLC. The Company is expected, but not required to make further contributions to the capital of the Fund to the extent of the Members' capital commitment to the Company. As of December 31, 2002 and 2001 the Company has received subscriptions for capital in the amount of $361.8 million, of which $162.8 million has been called and received. Uncalled capital as of December 31, 2002 was $199.0 million.

The Fund had in place a $250 million securitization debt facility as of December 31, 2002 and 2001, under which the Fund was eligible to borrow up to $250 million and $170 million, respectively. As of December 31, 2002 and 2001, $51.9 million and $80.0 million respectively were outstanding under this facility. On March 7, 2003 the Fund restructured the debt facility to reduce the facility from $250 million to $160 million. The Fund believes that its uncalled capital and available borrowing capacity are sufficient to meet the capital requirements of its ongoing operations.

The Fund entered into swap transactions to hedge its interest rate on the securitization debt facility with a total notional principal of $51.0 million and $90.0 million, respectively. The fair value of the swap at December 31, 2002 and 2001 was ($1.0) million and $(1.2) million, respectively. The effect of the interest rate swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value.

As of December 31, 2002 and 2001, 5% and 9% of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans during the period. Amounts disbursed under the Fund's loan commitments was $119.2 million for the period ended December 31, 2002. Net loan amounts outstanding after amortization was approximately $183.7 million. Unexpired unfunded commitments as of December 31, 2002 were $57.0 million.

Year Ending	Amount Disbursed	Principal Amortization	Balance Outstanding	Unexpired Unfunded Commitments
December 31, 2002	$417.0 million	$233.3 million	$183.7 million	$57.0 million
December 31, 2001	$297.8 million	$93.6 million	$204.2 million	$292.4 million

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

December 31, 2002 (Unaudited)
	Three Months Ended
	March 31, 2002	June 30, 20002	September 30, 2002	December 31, 2002
Investment Income:
Interest on Loans	$7,346,451	$8,044,711	$7,998,118	$7,850,812
Interest on Short-term investments	508,494	105,531	120,312	82,836
Total Investment Income	7,854,945	8,150,242	8,118,430	7,933,648
Expenses:
Management Fees	2,230,767	1,827,958	1,268,678	1,220,772
Interest Expense	953,221	874,996	766,575	674,431
Other Operating Expenses	727,584	644,312	730,672	720,773
Total Expenses	3,911,572	3,347,266	2,765,925	2,615,976
Net Investment Income	3,943,373	4,802,976	5,352,505	5,317,672
Net change in unrealized loss from investment transactions	(875,470)	(7,271,855)	645,446	5,373,811
Net realized loss	(1,048,876)	(135,725)	(1,980,266)	(9,606,400)
Net income (loss)	$2,019,027	$(2,604,604)	$4,017,685	$1,085,083
Amount per common share:
Net income (loss)	$20.19	$(26.05)	$40.18	$10.85
Weighted Average Shares Oustanding	100,000	100,000	100,000	100,000

December 31, 2001 (Unaudited)
	Three Months Ended
	March 31, 2001	June 30, 20001	September 30, 2001	December 31, 2001
Investment Income:
Interest on Loans	$3,011,831	$4,680,353	$5,976,657	$8,526,866
Interest on Short-term Investments	252,641	166,066	231,555	91,302
Total Investment Income	3,264,472	4,846,419	6,208,212	8,618,168
Expenses:
Management Fees	2,079,057	3,277,770	2,280,340	2,280,339
Interest Expense	738,834	840,832	926,611	784,569
Other Operating Expenses	294,551	467,343	217,903	403,381
Total Expenses	3,112,442	4,585,945	3,424,854	3,468,289
Net Investment Income	152,030	260,474	2,783,358	5,149,879
Net change in unrealized loss from investment transactions	(3,351,851)	(1,610,092)	(2,871,572)	3,433,708
Net realized loss	0	0	0	(8,179,065)
Net income (loss)	$(3,199,821)	$(1,349,618)	$(88,214)	$404,522
Amount per common share:
Net income (loss)	$(32.00)	$(13.50)	$(0.88)	$4.05
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1% for the year ended December 31, 2002.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Fund" in Part I hereof, and the remainder is contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held May 14, 2003 ("Proxy Statement") under the caption "Election of Directors (Proposal 1) -- General Matters" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held May 14, 2003 under the caption "Election of Directors (Proposal 1) -- General Matters" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the Fund's 2002 Proxy Statement under the caption "Annex A -- Beneficial Ownership of Fund Shares" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the Fund's 2002 Proxy Statement under the captions: "Other Information -- Managers" and is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financials Statements and Financial Statement Schedules

Independent Auditors Report as of December 31, 2002

Report of Independent Public Accountants as of December 31, 2001

Statements of Financial Position as of December 31, 2002 and 2001

Statements of Operations for the Years ended December 31, 2002 and 2001, and the period from May 19, 2000 (commencement of operations) through December 31, 2000

Statement of Changes in Shareholder's Equity for the Years ended December 31, 2002 and 2001,

and the period from May 19, 2000 (commencement of operations) through December 31, 2000

Statements of Cash Flows for the Years ended December 31, 2002 and 2001, and the period from May 19, 2000 (commencement of operations) through December 31, 2000

Notes to Financial Statements

Financial Statement Schedules for the Year Ended December 31, 2002 and 2001, and the period

From May 19, 2000 (commencement of operations) through December 31, 2000 included in Item 14(a):

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

4.1 Form of Purchase Agreement between the Fund and the Limited Liability Company, , Incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.

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

10.3 Form of Management Agreement between the Fund, the Manager and the Adviser to the Manager, , Incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.

(b) Reports on Form 8-K

The Fund filed no reports on Form 8-K with the Commission during the fiscal quarter ended December 31, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING III, INC.

(Registrant)
By: /S/Ronald W. Swenson	By: /S/Brian R. Best
Ronald W. Swenson	Brian R. Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: March 28, 2003	Date: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NAME	TITLE	DATE
By: /S/J. Michael Egan	Director	March 28, 2003
J.Michael Egan
By: /S/Salvdor O. Gutierrez	President & Director	March 28, 2003
Salvador O. Gutierrez
By: /S/Scott C. Malpass	Director	March 28, 2003
Scott C. Malpass
By: /S/Michael G. McCaffery	Director	March 28, 2003
Michael G. McCaffery
By: /S/Roger V. Smith	Director	March 28, 2003
Roger V. Smith
By: /S/Arthur C. Spinner	Director	March 28, 2003
Arthur C. Spinner
By: /S/Ronald W. Swenson	CEO & Director	March 28, 2003
Ronald W. Swenson

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of
Venture Lending & Leasing III, Inc:

We have audited the accompanying statement of financial position of Venture Lending & Leasing III, Inc. (the "Fund") as of December 31, 2002, and the related statements of operations, changes in shareholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Fund as of December 31, 2001 and for the year ended December 31, 2001 and the period from May 29, 2000 (commencement of operations) through December 31, 2000 were audited by other auditors, who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of loans as of December 31, 2002, by correspondence with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/Deloitte & Touche LLP

February 11, 2003
(March 17, 2003 as to Note 10)

We did not obtain permission of Arthur Andersen LLP to the inclusion in this Annual Report on Form 10-K of the Report of Independent Public Accountants below. Accordingly, the Report of Arthur Andersen LLP below is merely reproduced from Venture Lending & Leasing III, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 and does not include the manual signature of Arthur Andersen LLP.

Report of Independent Public Accountants

To the Shareholders of
Venture Lending & Leasing III, Inc.:

We have audited the accompanying statements of financial position of Venture Lending & Leasing III, Inc. (a Maryland corporation) (the Fund) as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholder's equity and cash flows for the year ended December 31, 2001, and for the period from May 19, 2000 (commencement of operations), through December 31, 2000. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/S/Arthur Andersen LLP

San Francisco, California
February 8, 2002
VENTURE LENDING & LEASING III, INC.

STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS

LOANS, At estimated fair value (cost of $189,208,933 and	$ 183,723,840	$ 204,243,113
$207,446,465)

CASH AND CASH EQUIVALENTS	9,863,882	20,175,836

OTHER ASSETS	1,738,755	1,525,453

TOTAL ASSETS	$ 195,326,477	$ 225,944,402

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Borrowings under debt facility	$ 51,884,504	$ 80,000,000
Accrued management fees	1,312,698	2,280,340
Accounts payable and other accrued liabilities	2,359,957	3,340,710

Total liabilities	55,557,159	85,621,050

SHAREHOLDER'S EQUITY:
Common stock, $.001 par value: authorized, 200,000 shares;
issued and outstanding, 100,000 shares	100	100
Capital in excess of par value	155,004,400	155,004,400
Accumulated distributions	(11,935,264)	(6,864,039)
Accumulated deficit	(3,299,918)	(7,817,109)

Total shareholder's equity	139,769,318	140,323,352

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$ 195,326,477	$ 225,944,402

See notes to financial statements.

VENTURE LENDING & LEASING III, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD FROM MAY 19, 2000
(COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2000

	2002	2001	2000

INVESTMENT INCOME:
Interest on loans	$ 31,240,092	$ 22,195,707	$ 1,568,076
Interest on short-term investments and other income	817,173	741,564	410,056

Total investment income	32,057,265	22,937,271	1,978,132

EXPENSES:
Management fees	6,548,175	9,917,506	4,752,659
Interest expense	3,269,223	3,290,846	422,488
Other operating expenses	2,823,341	1,383,178	386,963

Total expenses	12,640,739	14,591,530	5,562,110

NET INVESTMENT INCOME (LOSS)	19,416,526	8,345,741	(3,583,978)

NET CHANGE IN UNREALIZED LOSS FROM
INVESTMENTS	(2,128,068)	(4,399,807)	-

NET REALIZED LOSS FROM INVESTMENT
TRANSACTIONS	(12,771,267)	(8,179,065)	-

NET INCOME (LOSS)	$ 4,517,191	$ (4,233,131)	$ (3,583,978)

NET INCOME (LOSS) PER SHARE	$ 45.17	$ (42.33)	$ (35.84)

WEIGHTED AVERAGE SHARES
OUTSTANDING	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING III, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD FROM MAY 19, 2000
(COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2000

			Capital in
	Common Stock		Excess of		Accumulated
	Shares	Amount	Par Value	Distributions	Deficit	Total

BALANCE, May 19, 2000	100,000	$ 100	$ 24,900	$ -	$ -	$ 25,000

Contributions	-	-	50,997,500	-	-	50,997,500
Distributions	-	-	-	(2,396,740)	-	(2,396,740)
Net loss	-	-	-	-	(3,583,978)	(3,583,978)

BALANCE, December 31, 2000	100,000	100	51,022,400	(2,396,740)	(3,583,978)	45,041,782

Contributions	-	-	103,982,000	-	-	103,982,000
Distributions	-	-	-	(4,467,299)	-	(4,467,299)
Net income	-	-	-	-	(4,233,131)	(4,233,131)

BALANCE, December 31, 2001	100,000	100	155,004,400	(6,864,039)	(7,817,109)	140,323,352

Distributions	-	-	-	(5,071,225)	-	(5,071,225)
Net income	-	-	-	-	4,517,191	4,517,191

BALANCE, December 31, 2002	100,000	$ 100	$ 155,004,400	$ (11,935,264)	$ (3,299,918)	$ 139,769,318

See notes to financial statements.

VENTURE LENDING & LEASING III, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD FROM MAY 19, 2000
(COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 4,517,191	$ (4,233,131)	$(3,583,978)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Net realized loss from investments transactions	12,771,267	8,179,065	-
Net change in unrealized loss from investments	2,128,068	4,399,807	-
Amortization of deferred assets	349,247	260,165	-
Increase in other assets	(221,848)	(151,834)	(67,409)
Net increase (decrease) in accounts payable,
other accrued liabilities and management fees	(1,794,724)	(134,028)	4,558,622

Net cash provided by operating
activities	17,749,201	8,320,044	907,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	(119,171,122)	(211,924,293)	(85,887,316)
Principal payments on loans	122,903,713	73,385,453	8,800,626
Acquisition of securities	(3,072,847)	(4,411,299)	(2,216,335)

Net cash provided by (used in) investing
activities	659,744	(142,950,139)	(79,303,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	(264,703)	(56,000)	(180,405)
Contribution of capital	-	103,982,000	50,997,500
Borrowings under debt facility	2,770,352	114,585,470	37,500,000
Payment of bank facility fees	(340,700)	(1,340,853)	(225,521)
Repayment of borrowings under debt facility	(30,885,848)	(72,085,470)	-

Net cash provided by (used in) financing
activities	(28,720,899)	145,085,147	88,091,574

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(10,311,954)	10,455,052	9,695,784

CASH AND CASH EQUIVALENTS:
Beginning of period	20,175,836	9,720,784	25,000

End of period	$ 9,863,882	$ 20,175,836	$ 9,720,784

CASH PAID DURING THE YEAR FOR -
Interest	$ 3,366,726	$ 3,343,702	$ 257,147

NONCASH TRANSACTIONS -
Distributions of investment securities to shareholder	$ 4,806,522	$ 4,411,299	$ 2,216,335

See notes to financial statements.

VENTURE LENDING & LEASING III, INC.

NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2002

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

Venture Lending & Leasing III, Inc. (the "Fund") was incorporated in Maryland on January 28, 2000, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. The Fund is a wholly owned subsidiary of Venture Lending & Leasing III, LLC, a Delaware limited liability company (the "Company"). The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies in the form of secured loans. Prior to commencing its operations on May 19, 2000, the Fund had no operations other than the sale of 100,000 shares to Venture Lending and Leasing III, LLC for $25,000. As of December 31, 2002, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company ("RIC") under the Internal Revenue Code of 1986.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash on hand and demand deposits in banks with original maturities of 90 days or less.

Valuation of Loans - Venture loans are privately negotiated transactions, and there is no established trading market in which such loans can be sold. Investments in loans are valued at their original cost less amortization of principal unless, pursuant to procedures established by the Fund's Board of Directors, the Fund's Managers determined that amortized cost does not represent fair value, in which case the loans will be adjusted to fair value as determined by the Fund's Board of Directors. Interest income on loans is recognized using the effective interest method.

Warrants - Warrants that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. Warrants are then distributed by the Fund to the Company at the assigned value.

Nonaccrual Loans - The Fund's policy is to place a loan on nonaccrual status when the loan stops performing and management deems that it is unlikely that the loan will return to performing status. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status. Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the valuation of loans.

Loans with a fair value of $7,249,794 and $2,876,733 and a cost of $12,734,888 and $6,080,085 have been classified as nonaccrual at December 31, 2002 and 2001, respectively.

Commitment Fees - Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.

Recent Accounting Pronouncement - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which is effective for the Fund for the year ended December 31, 2003. At December 31, 2002, the Manager has not yet completed its analysis of the effects, if any, of FIN 46 on the Fund's financial statements.

Interest Rate Swaps - The Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. For investment companies such as the Fund, SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings. The Fund adopted SFAS No. 133 effective January 1, 2001.

The Fund enters into interest rate swap transactions to hedge its interest rate on its bank loans. The net interest received or paid on the transactions is included in interest expense. The fair value of the swap is recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investments.

Tax Status - As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to shareholders (pass-through status). Should the Fund lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholders), and all distributions out of its earnings and profits will be taxable to shareholders as ordinary income.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholder's equity.

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance the borrower up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of December 31, 2002, the Fund's investments in loans are primarily within the United States and are diversified among the following industries. The percentage of net assets (shareholder's equity) that each industry group represents is shown with the industry totals. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund. As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower may change each month. For the year ended December 31, 2002, the weighted average interest rate on performing loans was 16.4%. Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from nonperforming assets.
	Estimated Fair Value		Final Maturity
	at December 31,		Date at
Borrower	2002	2001	December 31, 2002

Application Service Providers:
Access360	$ -	$ 5,892,777
Asera	373,890	4,087,352	*
BlueStar Solutions [eOnline]	2,148,849	4,092,956	8/1/04
Jamcracker	-	417,428
Ultrabridge	353,704	867,262	3/1/04

Total (2.1% and 10.9% of net assets)	2,876,443	15,357,775

Biotechnology:
Acusphere [Polymers for Medicine]	1,650,416	2,455,199	4/1/04
CancerVax	4,358,904	-	2/1/06
Zyomyx	1,561,646	2,601,953	7/1/04

Total (5.4% and 3.6% of net assets)	7,570,966	5,057,152

Communication Service Providers:
Appgenesys	-	1,201,748
Everest Broadband Networks	138,309	2,098,895	*
UM Communications	-	427,986

Total (0.1% and 2.7% of net assets)	138,309	3,728,629

Communications Equipment:
Astral Point	-	1,454,173
Atrica	5,133,655	-	1/1/06
Bivio Networks [Network Robots]	2,179,008	3,214,920	3/1/05
Calient Networks	2,035,441	1,639,218	12/1/04
Calix Networks	1,470,588	3,715,076	*
Caymas	660,594	-	12/1/05
Coriolis Networks	2,207,647	5,562,145	3/1/07
General Bandwidth	2,269,290	1,942,128	6/1/05
Gluon Networks	3,015,432	4,778,725	1/1/05
Inkra Networks	5,723,945	3,991,007	4/1/05
Network Photonics	2,654,510	2,848,162	9/1/05
Nexsi	-	842,631
Nishan Systems	571,809	334,994	7/1/05
Nokia [Amber Networks]	3,793,666	6,010,265	7/1/04
Polaris Networks	2,852,759	-	8/1/05
Rapid 5 Networks	1,859,077	2,805,154	*
Sandial Systems	1,052,675	-	10/1/05
Sanera Systems	3,657,139	4,867,352	7/1/05
Santera Systems	1,106,681	741,494	4/1/05
Taqua	-	564,000
Valo	1,452,402	-	12/1/05

Total (31.3% and 32.3% of net assets)	43,696,318	45,311,444

	Estimated Fair Value		Final Maturity
	at December 31,		Date at
Borrower	2002	2001	December 31, 2002

Computers & Peripherals:
Afara WebSystems	$ -	$ 3,381,914
3PARdata	4,850,600	-	9/1/05
Andes Networks [BeeLine Networks]	169,675	412,012	11/1/03
Claristor [Agile Storage, Inc.]	1,053,940	-	12/1/05
InfiniSwitch	3,037,666	-	7/1/05
Intruvert Networks	989,059	681,892	8/1/05
IronPort Systems	1,100,252		12/1/05
Kuokoa Networks	1,144,488	1,095,897	9/1/05
MaXXan Systems	6,127,989	1,475,761	11/1/05
Nauticus Networks	1,763,560	-	6/1/05
Spinnaker Networks	1,529,023	-	12/1/05

Total (15.6% and 5.0% of net assets)	21,766,252	7,047,476

Internet:
BridgeSpan [ezClose.com]	1,820,833	3,478,061	6/1/04
Coremetrics	1,601,618	2,906,913	*
ECtone	46,792	874,403	*
Evergreen Assurance	605,155	-	12/1/05
Postini	819,877	1,462,724	6/1/04
QuinStreet [Echo Online Networks]	1,448,602	4,464,063	11/1/04
RivalWatch	23,669	108,805	4/1/03
Slam Dunk Networks	18,777	374,508

Total (4.6% and 9.7% of net assets)	6,385,323	13,669,477

Medical Devices:
Alere Medical	2,758,080	-	12/1/05
Cameron Health	916,026	1,445,356	11/1/04
Cardica [Vascular Innovations]	7,052,761	2,903,884	6/1/05
CardioNOW	509,948	-	3/1/05
Confirma [Merlin Dataworks]	1,786,068	2,725,534	6/1/04
NeoGuide Systems	642,795	-	3/1/05
Neomend [Advanced Closure Systems]	340,671	545,493	6/1/04
Ntero Surgical	917,446	1,351,909	5/1/04

Total (10.7% and 6.4%) of net assets)	14,923,795	8,972,176

Other:
Atomic Tangerine	-	483,000
Chahaya Optronics	678,552	1,570,333	*
Lumenare [Avulet]	486,206	709,193	9/1/04

Total (0.8% and 2.0% of net assets)	1,164,758	2,762,526

	Estimated Fair Value		Final Maturity
	at December 31,		Date at
Borrower	2002	2001	December 31, 2002

Photonics:
AcceLight Networks	$ 5,699,668	$ -	10/1/04
Cenix	3,020,949	4,172,992	10/1/04
Ceyba	7,313,124	-	4/1/05
E2O Communications	3,215,550	4,664,310	3/1/05
Gemfire	672,100	2,494,837	*
Infinera [Zepton Networks]	8,357,487	771,161	10/1/05
Inphi	3,134,876	2,401,687	12/1/05
IoLon	2,267,816	2,735,904	2/1/05
LaserSharp	274,527	2,137,094	*
Network Elements	4,469,172	8,428,183	6/1/04
Novera Optics (Ultraband Fiber Optics)	-	13,200,716
NovX Microsystems	413,579	-	4/1/05
Nufern	3,664,501	4,476,475	2/1/05
Onix Microsystems	1,664,084	3,211,544	6/1/04
Optinel Systems	1,412,604	2,176,207	9/1/04
Quantum Photonics	2,370,285	3,461,443	9/1/04
Sparkolor	115,564	6,384,778	*
Tsunami Optics [Stratos Lightwave]	665,371	1,292,148	5/1/04

Total (34.9% and 44.2% of net assets)	48,731,257	62,009,479

Semiconductor Equipment:
Molecular Imprints	868,259	-	10/1/05

Total (0.6% and 18.1% of net assets)	868,259	-

Semiconductors:
Aeluros	983,487	-	11/1/05
Ample Communications	3,530,969	4,384,637	2/1/05
BigSur Communications	-	444,107
Fyre Storm	647,485	-	6/1/05
Intel [VxTel]	1,110,704	1,925,901	1/1/04
Ishoni Networks [HiQ Networks]	3,501,324	6,296,825	8/1/04
Kineto Wireless [BluZona]	2,145,766	449,635	5/1/05
Matrix Semiconductor	2,703,793	914,153	9/1/05
MorphiCs Technology	-	2,531,729
Optim Networks	-	384,043
Scintera Networks	856,027	-	11/1/05
Sierra Monolithics	2,522,067	3,356,745	3/1/05
Summit MicroElectronics	-	3,696,677
T-Ram	1,984,383	1,025,650	7/1/05
Universal Network Machines	1,312,494	-	1/1/06

Total (15.2% and 10.6% of net assets)	21,298,499	25,410,102

	Estimated Fair Value		Final Maturity
	at December 31,		Date at
Borrower	2002	2001	December 31, 2002

Software:
Airgo Networks [Woodside Networks, Inc.]	$ 4,726,457	$ -	12/1/05
Alopa Networks	1,610,078	2,796,701	10/1/04
Bang Networks	1,933,634	3,476,906	7/1/04
Believe	-	2,135,039
Ceon	858,995	1,529,649	2/1/04
Chordiant Software [On Demand]	427,555	713,137	9/1/04
eTime Capital	-	200,000
InterSan	276,113	-	10/1/05
Merced Systems	1,072,037	-	12/1/05
Net6 [WebUnwired]	1,138,962	-	12/1/05
netForensics	503,823	798,034	8/1/04
Pivia	432,809	57,109	9/1/05
Steeleye Technology	28,741	36,306	12/1/04
Syndeo	1,294,457	3,173,996	3/1/04

Total (10.2% and 10.6% of net assets)	14,303,661	14,916,877

TOTAL LOANS (Cost: $189,208,933 and $207,446,465)	$ 183,723,840	$ 204,243,113

* As of December 31, 2002 loans with a cost basis of $12.7 million and a fair value of $7.2 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety.

The Fund provides asset-based financing primarily to start-up and emerging growth venture capital backed companies. These loans are generally secured by assets of the borrower. As a result, the Fund is subject to general credit risk associated with such companies. At December 31, 2002, the Fund has unfunded commitments to borrowers of $284,785,228, of which $56,968,967 remain unexpired.

Included in the net change in unrealized loss from investment transactions for the years ended December 31, 2002 and 2001 and for the period from May 19, 2000 (commencement of operations) through December 31, 2000 is an unrealized loss on loans of $2,281,741, $3,203,352 and $0, respectively. This amount represents a net change in the estimated fair value of loans determined by the Fund's Managers in accordance with the procedures established by the Fund's Board of Directors.

For the years ended December 31, 2002 and 2001 and for the period from May 19, 2000 (commencement of operations) through December 31, 2000, the Fund distributed $4,806,522, $4,411,299 and $2,216,335, respectively, of investment securities to the Company.

4. LONG-TERM DEBT FACILITY

As of December 31, 2002, the Fund had in place a securitization debt facility of $250 million to finance the acquisition of asset-based loans. Under this facility, the Fund was eligible to borrow up to $250 million and $170 million as of December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, the Fund had borrowed $52 million and $80 million, respectively, under this facility. Loans can be drawn on the credit facility at a minimum of $5 million and in $1 million increments in excess thereof. The interest rate on this facility is the "Cost of Funds Rate" plus 0.50 percent, which at December 31, 2002 and 2001 was 1.90 percent and 2.09 percent, respectively. The facility is due to expire in December 2005 (See footnote 10).

Borrowings under this facility are collateralized by receivables under loans of the Fund, plus other assets of the Fund. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing. The Fund pays a commitment fee of 0.20 percent monthly based on the total commitment related to the facility.

The Fund has taken out an insurance policy insuring the repayment of the loans under this facility to the banks. Total fees under this policy are recognized on a straight-line basis over the life of the policy.

Expenses of $150,000 were incurred in connection with initially procuring the facility. Additional expenses of $1,107,716 were incurred in order to expand the facility and these expenses have been capitalized and are being amortized over the remaining life of the facility. These are recognized on a straight-line basis.

The required aggregate debt payments for the remaining two years are as follows:
Principal
Year	Payments

2003	$ 36,449,803
2004	15,434,701

$ 51,884,504

5. INTEREST RATE SWAPS

At December 31, 2002 and 2001, the Fund had interest rate swap transactions with notional principal amounts of $51.0 million and $90.0 million, respectively, to convert floating rate liabilities to fixed rates. The Fund pays a fixed rate of 4.08 percent and receives from the counterparty a floating 30-day LIBOR rate. Payments are made monthly and terminate on March 29, 2005. The swap had a fair value of $(1,042,781) and $(1,196,455) at December 31, 2002 and 2001, respectively, which is included in other liabilities.

6. CAPITAL STOCK

As of December 31, 2002 and 2001, there were 200,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

7. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income (loss) by the weighted-average common shares outstanding. Diluted earnings per share are computed by dividing net income (loss) by the weighted-average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no stock options or other equity instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) are the same.

8. MANAGEMENT

Westech Investment Advisors (the Manager) serves as investment manager for the Fund. As compensation for its services to the Fund, the Manager receives a management fee (the Management Fee) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing. Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Fees of $6,548,175, $9,917,506 and $4,752,659 were recognized as expenses for the years ended December 31, 2002 and 2001 and for the period from May 19, 2000 (commencement of operations) through December 31, 2000.

For the years ended December 31, 2002 and 2001 and for the period from May 19, 2000 (commencement of operations) through December 31, 2000, expenses of $264,703, $56,000 and $180,405 were allocated to the Company by the Fund and treated as a deemed distribution. These expenses were primarily composed of legal fees, accounting and tax fees, and bank custodial fees.

Certain officers and directors of the Fund also serve as officers and directors of Westech Investment Advisors.

9. FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the year. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income (loss) to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the year presented. Net investment income (loss) is inclusive of all investment income net of expenses, and excludes realized and unrealized gains and losses.

Beginning and ending net asset values are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the weighted average number of shares outstanding.
			Period from May 19, 2000

	Year Ended	Year Ended	(Commencement of
	December 31,	December 31,	Operations), Through
	2002	2001	December 31, 2000

Total return	3.2%	(4.7)%	(13.6)%

Per share amounts:
Net asset value, beginning of year	$ 1,403	$ 450	$ -

Net investment income (loss)	194.	84	(36)
Realized loss and change in
unrealized loss	(148)	(126)	-

Total income (loss)	46	(42)	(36)

Capital contributions	-	1,040	510
Distributions	(51)	(45)	(24)

Net asset value, end of year	$ 1,398	$ 1,403	$ 450

Net assets, end of year	$ 139,769,318	$ 140,323,352	$ 45,041,782

Ratios to average net assets:
Expenses	9%	14%	23%
Net investment income (loss)	14%	8%	(15)%

  Subsequent Event

On March 7, 2003 the Fund restructured the debt facility to reduce the facility from $250 million to $160 million.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian Best, certify that:

1. I have reviewed this annual report on Form 10-K of Venture Lending & Leasing III, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ Brian R. Best

Brian Best

Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald W. Swenson, certify that:

1. I have reviewed this annual report on Form 10-K of Venture Lending & Leasing III, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
March 28, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Best Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Brian R. Best

Brian R. Best
Chief Financial Officer

March 28, 2003