Form 10-Q
period 2003-03-31
VENTURE LENDING & LEASING III INC
filed 2003-05-14
CIK 1107274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2003

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

Yes Ö No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 2, 2003
Common Stock, $.001par value	100,000

VENTURE LENDING & LEASING III, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Position (Unaudited)

As of March 31, 2003 and December 31, 2002

Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2003 and 2002

Statement of Changes in Shareholder's Equity (Unaudited)

For the Year ended December 31, 2002 and the Three Months

Ended March 31, 2002

Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2003 and 2002

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

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

VENTURE LENDING & LEASING III, INC.

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
	March 31, 2003	December 31, 2002

ASSETS
Loans at estimated fair value
(Cost of $171,262,006 and $189,208,933)	$ 162,722,006	$ 183,723,840
Cash and cash equivalents	16,457,454	9,863,882
Other assets	1,267,745	1,738,755
	_______________	_______________
Total assets	$ 180,447,205	$ 195,326,477
	===============	===============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Borrowings under debt facilty	$ 81,682,794	$ 51,884,504
Accrued management fees	1,223,870	1,312,698
Accounts payable and other accrued liabilities	1,648,171	2,359,957
	_______________	_______________
Total liabilities	84,554,835	55,557,159
	_______________	_______________
Shareholder's equity:
Common stock: $0.001 par value, 200,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	155,004,400	155,004,400
Accumulated distributions	(55,543,166)	(11,935,264)
Accumulated deficit	(3,568,964)	(3,299,918)
Total shareholder's equity	95,892,370	139,769,318
	_______________	_______________
Total liabilities and shareholder's equity	$ 180,447,205	$ 195,326,477
	===============	===============

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002
	____________	_______________
INVESTMENT INCOME:
Interest on loans	$ 6,666,578	$ 7,346,451
Interest on short-term investments
and other income	63,881	508,494
	____________	_______________
Total investment income	6,730,459	7,854,945
	____________	_______________
EXPENSES:
Management fees	1,127,795	2,230,767
Interest expense	535,538	953,221
Other operating expenses	1,078,139	727,584
	____________	_______________
Total expenses	2,741,472	3,911,572
	____________	_______________
Net investment income	3,988,987	3,943,373
	____________	_______________
Net change in unrealized loss from investments	(3,117,748)	(875,470)
Net realized loss from investment transactions	(1,140,285)	(1,048,876)
	____________	_______________
Net income (loss)	$ (269,046)	$ 2,019,027
	===========	=============
Net income (loss) per share	$ (2.69)	$ 20.19
	===========	=============
Weighted average shares outstanding	100,000	100,000

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE THREE MONTHS ENDED MARCH 31, 2003
	Common Stock		Capital in Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	deficit	Total
	________	___________	_____________	_____________	____________	______________
BALANCE, December 31, 2001	100,000	$ 100	$ 55,004,400	$ (6,864,039)	$(7,817,109)	$140,323,352

Distributions				(5,071,225)		(5,071,225)
Net income					4,517,191	4,517,191
	________	___________	_____________	_____________	____________	______________
BALANCE, December 31, 2002	100,000	$ 100	$ 155,004,400	$ (11,935,264)	$ (3,299,918)	$ 139,769,318
	________	___________	_____________	_____________	____________	______________
Distributions				(43,607,902)		(43,607,902)
Net loss					(269,046)	(269,046)
	________	___________	_____________	_____________	____________	______________
BALANCE, March 31, 2003	100,000	$ 100	$ 155,004,400	$ (55,543,166)	$ (3,568,964)	$ 95,892,370
	________	___________	_____________	_____________	____________	______________

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002
	_______________	_______________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (269,046)	$ 2,019,027
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized loss from investment transactions	1,140,285	1,048,876

Net change in unrealized loss from investments	3,117,748	875,470
Amortization of deferred assets	445,100	94,738
Decrease (increase) in other assets	90,370	(391,211)
Net decrease in accounts payable, accrued liabilities, and accrued management fees	(863,455)	(725,472)
	_______________	_______________
Net cash provided by operating activities	3,661,002	2,921,428
	_______________	_______________
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	(18,393,312)	(25,423,471)
Principal payments on loans	33,400,846	33,987,069
Acquisition of securities	(137,383)	(549,070)
	_______________	_______________
Net cash provided by investing activities	14,870,151	8,014,528
	_______________	_______________
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(41,550,000)	-
Deemed distribution to shareholder	(121,411)	-
Payment of deferred bank and bank related fees	(64,460)	-
Borrowings under debt facility	35,839,518	1,983,865
Repayment of borrowings under debt facility	(6,041,228)	(6,358,254)
	_______________	_______________
Net cash used in financing activities	(11,937,581)	(4,374,389)
	_______________	_______________
Net increase in cash and cash equivalents	6,593,572	6,561,567
CASH AND CASH EQUIVALENTS:
Beginning of period	9,863,882	20,175,836
	_______________	_______________
End of period	$ 16,457,454	$ 26,737,403
	==============	==============
CASH PAID DURING THE PERIOD FOR:
Interest	$ 523,548	$ 1,026,568
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$ 1,936,491	$ 549,070

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2003

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

  In Management's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in The United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2002.

  SUMMARY OF INVESTMENTS

  Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2003, the Fund's investments in loans are to companies based primarily within the United States and are diversified among borrowers in the industries shown below. The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

  Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund. As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month. For the three month period ended March 31, 2003, the weighted average interest rate on performing loans was 15.6%. Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/03

  Final

			Maturity Date
Application Service Providers
BlueStar Solutions [eOnline]		$1,605,656	8/1/04
Ultrabridge		353,704	*
Subtotal:	2.0%	$1,959,360

Biotechnology
Acusphere		$1,343,149	4/1/04
CancerVax		3,990,633	2/1/06
Zyomyx		1,279,436	7/1/04
Subtotal:	6.9%	$6,613,218

Communication Service Providers
Everest Broadband Networks		$135,039	*
Subtotal:	0.1%	$135,039

Communications Equipment
Atrica		$4,865,528	1/1/06
Bivio Networks [Network Robots]		1,814,375	3/1/05
Calient Networks		1,788,139	12/1/04
Caymas		623,197	12/1/05
Coriolis Networks		2,219,025	3/1/07
General Bandwidth		2,059,576	6/1/05
Gluon Networks		2,533,071	1/1/05
Inkra Networks		4,801,492	4/1/05
Network Photonics		2,393,242	9/1/05
Nishan Systems		511,095	7/1/05
Nokia [Amber Networks]		3,189,817	7/1/04
Polaris Networks		2,585,107	8/1/05
Sandial Systems		1,740,195	3/1/06
Sanera Systems		2,957,864	7/1/05
Santera Systems		1,000,075	4/1/05
ServGate Technologies		426,164	8/1/05
Valo		$1,472,843	1/1/06
Subtotal:	38.6%	$36,980,805

Computers & Peripherals
3PARdata		$4,448,530	9/1/05
Andes Networks [BeeLine Networks]		115,183	11/1/03
InfiniSwitch		2,829,142	7/1/05
Intruvert Networks		1,120,923	2/1/06
IronPort Systems		1,027,423	12/1/05
Kuokoa Networks		136,511	*
MaXXan Systems		5,519,191	11/1/05
Nauticus Networks		5,311,327	2/1/06
Onstor [Claristor, Inc.]		1,110,407	3/1/06
Spinnaker Networks		1,676,988	3/1/06
Subtotal:	24.3%	$23,295,625

Internet
BridgeSpan [ezClose.com]		$1,360,128	6/1/04
Coremetrics		1,497,165	*
ECtone		46,792	*
Evergreen Assurance		968,679	2/1/06
Postini		991,732	2/1/06
QuinStreet [Echo Online Networks]		577,626	11/1/04
Slam Dunk Networks		18,569	*
Subtotal:	5.7%	$5,460,691

Medical Devices
Alere Medical		$2,459,352	12/1/05
Cardica [Vascular Innovations]		6,440,461	6/1/05
CardioNOW		451,956	3/1/05
Coalescent Surgical		2,822,430	1/1/06
Confirma [Merlin Dataworks]		1,501,378	6/1/04
NeoGuide Systems		579,393	3/1/05
Neomend		284,486	6/1/04
Ntero Surgical		944,779	5/1/04
Subtotal:	16.1%	$15,484,235

Other
Chahaya Optronics		$76,669	*
Ion America		837,242	1/1/06
Lumenare [Avulet]		425,037	9/1/04
Pedestal Networks		2,235,303	3/1/06
Subtotal:	3.7%	$3,574,251

Photonics
AcceLight Networks		$621,303	10/1/04
Cenix		1,330,630	10/1/04
Ceyba		6,550,777	4/1/05
E2O Communications		2,822,518	3/1/05
Gemfire		659,896	*
Infinera [Zepton Networks]		7,700,266	10/1/05
Inphi		2,849,934	12/1/05
IoLon		1,997,873	2/1/05
LaserSharp		74,527	*
Network Elements		3,364,496	6/1/04
NovX Microsystems		376,492	4/1/05
Nufern		3,288,315	2/1/05
Onix Microsystems		1,237,867	6/1/04
Optinel Systems		1,201,437	9/1/04
Quantum Photonics		905,257	2/1/05
Sparkolor		115,564	*
Tsunami Optics [Stratos Lightwave]		492,301	5/1/04
Subtotal:	37.1%	$35,589,453

Semiconductor Equipment
Molecular Imprints		$2,298,147	1/1/06
Subtotal:	2.4%	$2,298,147
Semiconductors
Aeluros		$1,075,913	3/1/06
Ample Communications		2,941,985	2/1/05
Ciranova [CiraNova, Inc.]		637,826	9/1/05
Fyre Storm		1,101,705	2/1/06
Intel [VxTel]		890,674	1/1/04
Ishoni Networks [HiQ Networks]		2,728,929	8/1/04
Kineto Wireless [BluZona]		1,879,294	5/1/05
Matrix Semiconductor		2,651,039	3/1/06
Nexsil		585,136	1/1/06
Scintera Networks		796,821	11/1/05
Sierra Monolithics		2,147,078	3/1/05
T-Ram		1,755,812	7/1/05
Universal Network Machines		1,536,367	1/1/06
Subtotal:	21.6%	$20,728,579

Software
Airgo Networks [Woodside Networks]		$4,471,063	3/1/06
Bang Networks		1,507,068	7/1/04
Ceon		671,574	2/1/04
Chordiant Software [On Demand]		347,445	9/1/04
Enkata Technologies		234,256	3/1/06
InterSan		537,254	2/1/06
Merced Systems		968,513	12/1/05
Net6 [WebUnwired]		1,022,107	12/1/05
netForensics		421,290	8/1/04
Pivia		395,741	9/1/05
Steeleye Technology		26,292	*
Subtotal:	11.1%	$10,602,603
Total: (Cost of $171,262,006)	169.7%	$162,722,006

  * As of March 31, 2003 loans with a cost basis of $14.6 million and a fair value of $6.0 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety.

  The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrowers. As a result, the Fund is subject to general credit risk associated with such companies. At March 31, 2003, the Fund has unfunded commitments to borrowers of $287.7 million. Of these commitments $53.3 million remain unexpired at March 31, 2003.

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

  RESTRUCTURE OF DEBT FACILITY

  In March, 2003, the Fund restructured its debt facility lowering its borrowing capacity from $250 million to $160 million.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

  In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company has adopted the disclosure provisions and expects to adopt the consolidation requirements, if applicable, July 1, 2003. The Company is continuing to evaluate the impact of FIN No. 46, but does not believe that the consolidation provisions of FIN No. 46 will have a material impact on the consolidated financial statements.

  FINANCIAL HIGHLIGHTS

  Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2003 and 2002. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

  The following per share data and ratios have been derived from the information provided in the financial statements:

	Three Months Ended
	3/31/03	3/31/02
	___________	___________
Total Return *	(0.8%)	5.8%

Per Share Amounts:
Net Asset Value, Beginning of Period	$1,397.69	$1,403.23
	___________	___________
Net Investment Income	39.89	39.43
Net Realized Loss & Change in Unrealized Loss	(42.58)	(19.24)
	___________	___________
Total Income (Loss)	(2.69)	20.19
Capital Distributions	(436.08)	(5.49)
	___________	___________
Net Asset Value, End of period	$958.92	$1,417.93
	============	===========
Net Assets, End of period	$95,892,370	$141,793,309
	============	===========
Ratios to Average Net Assets:

Expenses *	8%	11%
Net Investment Income *	12%	11%

*Annualized

  SUBSEQUENT EVENT

On April 2, 2003, the Managing Member of the Company reduced the committed capital of the Company from $361,880,000 to $217,128,000.

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

Loans are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of footnote 2 of the Fund's Annual Report on Form 10-K for the year ended December 31, 2002 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as net assets.

Results of Operations - For the Three Months ended March 31, 2003 and 2002

Total investment income for the three months ending March 31, 2003 and 2002 was $6.7 million and $7.9 million respectively, of which $6.7 million and $7.3 million respectively, consisted of interest on venture loans outstanding during the period. The remaining income consisted of payment of late fees from customers, income from expiration of commitments for which the Fund had received a commitment fee, and interest on the temporary investment of cash. The cash is held pending investment in venture loans. The majority of the decrease in investment income is due primarily to the decrease in average monthly outstanding performing loans from $192.5 million for the three months ended March 31, 2002 to $170.6 million for the three months ended March 31 2003. This decrease was partially offset by the increase in average interest rate from 15.3% for the three months ended March 31, 2002 to 15.6% for the three months ended March 31, 2003.

Total expenses were $2.7 million and $3.9 million for the three months ending March 31, 2003 and 2002, respectively. Management fees were the largest expense. Management fees for the three months ended March 31, 2003 and 2002 were $1.1 million and $2.2 million respectively. Management fees were lower for the three months ended March 31, 2003 because the Fund has passed its second anniversary on May 19, 2002, the basis for calculation of management fees subsequent to this date has changed to a percentage of Fund assets as opposed to a percentage of committed capital. This change in the basis of calculation in management fees decreased the expense for management fees for the three months ended March 31, 2003 because the dollar value of assets under management was lower than the dollar value of committed capital.

Interest expense was $0.5 million and $1.0 million for the three months ended March 31, 2003 and 2002 respectively. Included in these amounts are the settled portion of the Fund's interest hedge transactions of $0.3 million and $0.5 million for the three months ended March 31, 2003 and 2002 respectively. The decrease in interest expense for the three months ended March 31, 2003 is due to the decrease in average principal balance of loan outstanding from $76.9 million for the three months ended March 31, 2002 to $49.9 million for the three months ended March 31, 2003. Interest expense was also decreased by the lowering of general interest rates during these periods.

Total other operating expenses for the three months ending March 31, 2003 and 2002 were $1.1 million and $0.7 million respectively. Legal and banking related fees comprised a majority of the other operating expenses for the three months ended March 31, 2003 and 2002. The majority of the increase in total other operating expenses was the result of an increase in legal and banking fees, including an increase of $0.3 million in deferred banking fees which were written off during the three months ended March 31, 2003 due to the restructuring of the bank facility in March 2003.

Net investment income for the three months ending March 31, 2003 and 2002 was $4.0 million and $3.9 million respectively.

The Fund incurred an unrealized loss from investments of $3.1 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively. The change in unrealized loss from investments was due primarily to an adjustment to fair value of loans from borrowers of $3.0 million and $1.5 million for the three months ended March 31, 2003 and 2002 respectively. Included in the unrealized loss for the three months ended March 31, 2003 and 2002 is a $0.1 million unrealized loss and a $0.6 million unrealized gain resulting from interest rate hedging transactions.

The Fund incurred a realized loss from investment transactions of $1.1 million and $1.0 million for the three months ended March 31, 2003 and 2002 respectively. These realized losses were from the writing off of certain loans deemed to be uncollectible less small recoveries of previously written off loans.

Net income (loss) for the three months ended March 31, 2003 and 2002 was ($0.3) million and $2.0 million, respectively. On a per share basis, the net income (loss) was ($2.69) and $20.19 for the three months ended March 31, 2003 and 2002 respectively.

Liquidity and Capital Resources -- March 31, 2003 and December 31, 2002

Total capital contributed to the Fund was approximately $155.0 million at March 31, 2003 and December 31, 2002. Committed capital to the Company at March 31, 2003 and December 31, 2002 was $361.9 million, of which $162.8 million has been called and received. Subsequent to March 31, 2003, the Company reduced the amount of committed capital from $361.9 million to $217.1 million.

As of March 31, 2003, the Fund has in place a $160.0 million debt facility to finance the acquisition of asset-based loans. In March, 2003, the Fund had reduced the debt facility from $250 million which was available as of December 31, 2002. As of March 31, 2003 and December 31, 2002, $81.7 million and $51.9 million were outstanding under this facility.

At March 31, 2003 and December 31, 2002, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $73.5 million and $51.0 million respectively. The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of March 31, 2003 and December 31, 2002, 9% and 5% of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans and during the period. Amounts disbursed under the Fund's loan commitments increased by approximately $18.4 million during the three months ending March 31, 2003. Net loan amounts outstanding after amortization decreased by approximately $21.0 million for the same period. Unexpired, unfunded commitments decreased by approximately $3.7 million for the three months ended March 31, 2003.

	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
March 31, 2003	$435.4 million	$272.7 million	$162.7 million	$53.3 million
December 31, 2002	$417.0 million	$233.3 million	$183.7 million	$57.0 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million. This translates to approximately 8% for the three months ended March 31, 2003. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of the Fund's management, including the Fund's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Fund's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Fund's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Fund on a timely basis in order to comply with the Fund's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in internal controls

There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

VENTURE LENDING & LEASING III, INC.

(Registrant)

By: /S/ Ronald W. Swenson	By: /S/ Brian R. Best
Ronald W. Swenson	Brian R. Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: May 12, 2003	Date: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
May 12, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Best, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Brian R. Best

Brian R. Best
Chief Financial Officer
May 12, 2003