Form 10-Q
period 2003-06-30
VENTURE LENDING & LEASING III INC
filed 2003-08-14
CIK 1107274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes Ö No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 2, 2003
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING III, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Position (Unaudited)

As of June 30, 2003 and December 31, 2002

Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2003 and 2002

Statement of Changes in Shareholder's Equity (Unaudited)

For the Year ended December 31, 2002 and the Six Months

Ended June 30, 2003

Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2003 and 2002

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

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

VENTURE LENDING & LEASING III, INC.

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
	June 30, 2003	December 31, 2002
	________________	_________________
ASSETS
Loans at estimated fair value
(Cost of $153,099,697 and $189,208,933)	$ 145,283,697	$ 183,723,840
Cash and cash equivalents	21,748,629	9,863,882
Other assets	963,813	1,738,755
	________________	_________________
Total assets	$ 167,996,139	$ 195,326,477
	==============	===============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Borrowings under debt facilty	$ 65,000,087	$ 51,884,504
Accrued management fees	1,158,318	1,312,698
Accounts payable and other accrued liabilities	1,932,541	2,359,957
	________________	_________________
Total liabilities	68,090,946	55,557,159
	________________	_________________
Shareholder's equity:
Common stock: $0.001 par value, 200,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	155,004,400	155,004,400
Accumulated distributions	(55,870,599)	(11,935,264)
Accumulated earnings (deficit)	771,292	(3,299,918)
	________________	_________________
Total shareholder's equity	99,905,193	139,769,318
	________________	_________________
Total liabilities and shareholder's equity	$ 167,996,139	$ 195,326,477
	==============	===============

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2002	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2002
	____________	____________	____________	____________
INVESTMENT INCOME:
Interest on loans	$ 6,686,027	$ 8,044,711	$ 13,352,605	$ 15,391,161
Interest on short-term investments and other income	97,350	105,531	161,231	614,026
	____________	____________	____________	____________
Total investment income	6,783,377	8,150,242	13,513,836	16,005,187
	____________	____________	____________	____________
EXPENSES:
Management fees	1,049,976	1,827,958	2,177,771	4,058,725
Interest expense	664,310	874,996	1,199,848	1,828,218
Other operating expenses	511,655	644,312	1,589,793	1,371,895
	____________	____________	____________	____________
Total expenses	2,225,941	3,347,266	4,967,412	7,258,838
	____________	____________	____________	____________
Net investment income	4,557,436	4,802,976	8,546,424	8,746,349
	____________	____________	____________	____________
Net change in unrealized loss from investments and hedging activity	857,145	(7,271,855)	(2,260,603)	(8,147,325)
Net realized loss from investment transactions	(1,074,326)	(135,725)	(2,214,611)	(1,184,601)
	____________	____________	____________	____________
Net income (loss)	$ 4,340,255	$ (2,604,604)	$ 4,071,210	$ (585,577)
	===========	===========	==========	===========
Net income (loss) per share	$ 43.40	$ (26.05)	$ 40.71	$ (5.86)
	===========	===========	==========	===========
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE SIX MONTHS ENDED JUNE 30, 2003
	Common	Stock	Capital in Excess of		Accumulated Earnings
	Shares	Par Value	Par Value	Distributions	(Deficit)	Total
	_________	__________	___________	___________	___________	___________
BALANCE, December 31, 2001	100,000	$ 100	$ 155,004,400	$ (6,864,039)	$ 7,817,109)	$140,323,352
Distributions				(5,071,225)		(5,071,225)
Net income					4,517,191	4,517,191
	_________	__________	___________	___________	___________	___________
BALANCE, December 31, 2002	100,000	$ 100	$ 155,004,400	$(11,935,264)	$ (3,299,918)	$139,769,318
	_________	__________	___________	___________	___________	___________
Distributions				(43,935,335)		(43,935,335)
Net income					4,071,210	4,071,210
	_________	__________	___________	___________	___________	___________
BALANCE, June 30, 2003	100,000	$ 100	$ 155,004,400	$(55,870,599)	$ 771,292	$ 99,905,193
	_________	__________	___________	___________	___________	___________

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2002
	________________	________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 4,071,210	$ (585,577)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized loss from investment transactions	2,214,611	1,184,601
Net change in unrealized loss from investments and hedging activities	2,260,603	8,147,325
Amortization of deferred assets	528,185	142,413
Decrease in other assets	311,217	80,147
Net decrease in accounts payable, accrued liabilities, and accrued management fees	(511,492)	(1,066,735)
	________________	________________
Net cash provided by operating activities	8,874,334	7,902,174
	________________	________________
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	(32,542,040)	(63,020,478)
Principal payments on loans	64,637,557	60,529,942
Acquisition of securities	(348,829)	(909,870)
	________________	________________
Net cash provided by (used in) investing activities	31,746,688	(3,400,406)
	________________	________________
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(41,550,000)	-
Deemed distribution to shareholder	(237,398)	(61,090)
Payment of deferred bank and bank related fees	(64,460)	(340,700)
Borrowings under debt facility	35,839,518	1,983,865
Repayment of borrowings under debt facility	(22,723,935)	(16,896,967)
	________________	________________
Net cash used in financing activities	(28,736,275)	(15,314,892)
	________________	________________
Net increase (decrease) in cash and cash equivalents	11,884,747	(10,813,124)
CASH AND CASH EQUIVALENTS:
Beginning of period	9,863,882	20,175,836
	________________	________________
End of period	$ 21,748,629	$ 9,362,712
	________________	________________
CASH PAID DURING THE PERIOD FOR:
Interest	$ 1,186,544	$ 1,909,534
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$ 2,147,937	$ 2,349,891

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2003

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

  In Management's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in The United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2002.

  SUMMARY OF INVESTMENTS

  Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2003, the Fund's investments in loans are to companies based primarily within the United States and are diversified among borrowers in the industries shown below. The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

  Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund. As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month. For the three and six month period ended June 30, 2003, the weighted average interest rate on performing loans was 17.9% and 16.7% respectively. Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Borrower	Percentage of	Estimated Fair	Final
	Net Assets	Value 6/30/03	Maturity Date

Application Service Providers
BlueStar Solutions [eOnline]		$1,037,319	8/1/04
Ultrabridge		$353,704	*
Subtotal:	1.4%	$1,391,023

Biotechnology
CancerVax		$3,818,701	6/1/06
Zyomyx		$987,750	7/1/04
Subtotal:	4.8%	$4,806,451

Communication Service Providers
Everest Broadband Networks		$55,696	*
Subtotal:	0.1%	$55,696

Communications Equipment
Atrica		$4,418,036	1/1/06
Bivio Networks [Network Robots]		934,637	*
Calient Networks		1,530,592	12/1/04
Caymas		1,276,803	6/1/06
Coriolis Networks		2,230,783	3/1/07
General Bandwith		1,839,591	6/1/05
Gluon Networks		2,032,755	1/1/05
Inkra Networks		3,844,459	4/1/05
Nishan Systems		447,329	7/1/05
Nokia [Amber Networks]		2,564,648	7/1/04
Pedestal Networks		2,886,532	6/1/06
Sandial Systems		1,927,365	6/1/06
Sanera Systems		2,227,030	7/1/05
Santera Systems		888,611	4/1/05
ServGate Technologies		1,251,073	11/1/05
Valo		1,361,621	1/1/06
Subtotal:	31.7%	$31,661,865

Computers & Peripherals
3PARdata		$4,189,332	2/1/06
Andes Networks [BeeLine Networks]		86,274	11/1/03
InfiniSwitch		2,703,844	7/1/05
MaXXan Systems		4,885,118	11/1/05
Nauticus Networks		4,840,299	2/1/06
Onstor [Claristor, Inc.]		1,231,770	5/1/06
Spinnaker Networks		2,017,651	4/1/06
Subtotal:	20.0%	$19,954,288

Internet
BridgeSpan [ezClose.com]		$961,282	6/1/04
Coremetrics		1,392,712	*
ECtone		46,792	*
Evergreen Assurance		1,195,419	5/1/06
Postini		1,609,819	4/1/06
QuinStreet [Echo Online Networks]		504,277	11/1/04
Slam Dunk Networks		17,630	*
Subtotal:	5.7%	$5,727,931

Medical Devices
Alere Medical		$3,485,658	6/1/06
Cardica [Vascular Innovations]		5,648,349	6/1/05
CardioNOW		390,838	3/1/05
Coalescent Surgical		2,596,449	1/1/06
Confirma [Merlin Dataworks]		1,204,296	6/1/04
Evalve		1,799,027	12/1/05
NeoGuide Systems		513,427	3/1/05
Neomend		226,154	6/1/04
Ntero Surgical		444,779	*
Trinity Biosystems		277,481	6/1/06
Subtotal:	16.6%	$16,586,458

Other
Ion America		$1,429,016	4/1/06
Kiwi Networks		23,865	4/1/06
Lumenare [Avulet]		361,529	9/1/04
Subtotal:	1.8%	$1,814,410

Photonics
AcceLight Networks		$621,303	*
Cenix		1,330,630	*
Ceyba		5,758,328	4/1/05
Covega		834,024	2/1/05
E2O Communications		2,416,235	3/1/05
Gemfire		659,896	*
Infinera [Zepton Networks]		7,006,682	10/1/05
Inphi		2,709,511	4/1/06
IoLon		1,715,800	2/1/05
LaserSharp		74,527	*
Network Elements		2,331,085	6/1/04
NovX Microsystems		337,507	4/1/05
Nufern		2,896,604	2/1/05
Optinel Systems		981,440	9/1/04
Sparkolor		115,564	*
Tsunami Optics [Stratos Lightwave]		312,135	5/1/04
Subtotal:	30.1%	$30,101,271

Semiconductor Equipment
Molecular Imprints		$2,465,508	4/1/06
Subtotal:	2.5%	$2,465,508

Semiconductors
Aeluros		$990,436	3/1/06
Ample Communications		2,326,358	2/1/05
CiraNova		599,942	9/1/05
Fyre Storm		1,000,704	2/1/06
Intel [VxTel]		663,742	1/1/04
Ishoni Networks [HiQ Networks]		3,027,577	*
Kineto Wireless [BluZona]		1,602,167	5/1/05
Matrix Semiconductor		3,074,282	3/1/06
Nexsil		894,779	1/1/06
Scintera Networks		923,765	4/1/06
Sierra Monolithics		1,755,493	3/1/05
T-Ram		1,518,179	7/1/05
Universal Network Machines		1,583,985	4/1/06
Subtotal:	20.0%	$19,961,409

Software
Airgo Networks [Woodside Networks]		$4,160,868	4/1/06
Bang Networks		1,062,569	7/1/04
Ceon		516,208	4/1/05
Chordiant Software [On Demand]		263,469	9/1/04
CoWare		636,058	6/1/06
Enkata Technologies		313,786	3/1/06
InterSan		1,112,048	4/1/06
Merced Systems		860,236	12/1/05
Net6 [WebUnwired]		899,788	12/1/05
netForensics		334,797	8/1/04
Pivia		357,123	9/1/05
PSS Systems		240,437	6/1/06
Subtotal:	10.8%	$10,757,387

Total: (Cost of $153,099,697)	145.4%	$145,283,697

Borrower	Percentage of	Estimated Fair	Final
	Net Assets	Value 12/31/02	Maturity Date

Application Service Providers
Asera		$373,890	*
BlueStar Solutions [eOnline]		$2,148,849	8/1/04
Ultrabridge		$353,704	3/1/04
Subtotal:	2.1%	$2,876,443

Biotechnology
Acusphere [Polymers for Medicine]		$1,650,416	4/1/04
CancerVax		$4,358,904	2/1/06
Zyomyx		$1,561,646	7/1/04
Subtotal:	5.4%	$7,570,966

Communication Service Providers
Everest Broadband Networks		$138,309	*
Subtotal:	0.1%	$138,309

Communications Equipment
Atrica		$5,133,655	1/1/06
Bivio Networks [Network Robots]		$2,179,008	3/1/05
Calient Networks		$2,035,441	12/1/04
Calix Networks		$1,470,588	*
Caymas		$660,594	12/1/05
Coriolis Networks		$2,207,647	3/1/07
General Bandwidth		$2,269,290	6/1/05
Gluon Networks		$3,015,432	1/1/05
Inkra Networks		$5,723,945	4/1/05
Network Photonics		$2,654,510	9/1/05
Nishan Systems		$571,809	7/1/05
Nokia [Amber Networks]		$3,793,666	7/1/04
Polaris Networks		$2,852,759	8/1/05
Rapid 5 Networks		$1,859,077	*
Sandial Systems		$1,052,675	10/1/05
Sanera Systems		$3,657,139	7/1/05
Santera Systems		$1,106,681	4/1/05
Valo		$1,452,402	12/1/05
Subtotal:	31.3%	$43,696,318

Computers & Peripherals
3PARdata		$4,850,600	9/1/05
Andes Networks [BeeLine Networks]		$169,675	11/1/03
Claristor [Agile Storage, Inc.]		$1,053,940	12/1/05
InfiniSwitch		$3,037,666	7/1/05
Intruvert Networks		$989,059	8/1/05
IronPort Systems		$1,100,252	12/1/05
Kuokoa Networks		$1,144,488	9/1/05
MaXXan Systems		$6,127,989	11/1/05
Nauticus Networks		$1,763,560	6/1/05
Spinnaker Networks		$1,529,023	12/1/05
Subtotal:	15.6%	$21,766,252

Internet
BridgeSpan [ezClose.com]		$1,820,833	6/1/04
Coremetrics		$1,601,618	*
ECtone		$46,792	*
Evergreen Assurance		$605,155	12/1/05
Postini		$819,877	6/1/04
QuinStreet [Echo Online Networks]		$1,448,602	11/1/04
RivalWatch		$23,669	4/1/03
Slam Dunk Networks		$18,777	*
Subtotal:	4.6%	$6,385,323

Medical Devices
Alere Medical		$2,758,080	12/1/05
Cameron Health		$916,026	11/1/04
Cardica [Vascular Innovations]		$7,052,761	6/1/05
CardioNOW		$509,948	3/1/05
Confirma [Merlin Dataworks]		$1,786,068	6/1/04
NeoGuide Systems		$642,795	3/1/05
Neomend [Advanced Closure Systems]		$340,671	6/1/04
Ntero Surgical		$917,446	5/1/04
Subtotal:	10.7%	$14,923,795
Other
Chahaya Optronics		$678,552	*
Lumenare [Avulet]		$486,206	9/1/04
Subtotal:	0.8%	$1,164,758

Photonics
AcceLight Networks		$5,699,668	10/1/04
Cenix		$3,020,949	10/1/04
Ceyba		$7,313,124	4/1/05
E2O Communications		$3,215,550	3/1/05
Gemfire		$672,100	*
Infinera [Zepton Networks]		$8,357,487	10/1/05
Inphi		$3,134,876	12/1/05
IoLon		$2,267,816	2/1/05
LaserSharp		$274,527	*
Network Elements		$4,469,172	6/1/04
NovX Microsystems		$413,579	4/1/05
Nufern		$3,664,501	2/1/05
Onix Microsystems		$1,664,084	6/1/04
Optinel Systems		$1,412,604	9/1/04
Quantum Photonics		$2,370,285	9/1/04
Sparkolor		$115,564	*
Tsunami Optics [Stratos Lightwave]		$665,371	5/1/04
Subtotal:	34.9%	$48,731,257

Semiconductor Equipment
Molecular Imprints		$868,259	10/1/05
Subtotal:	0.6%	$868,259

Semiconductors
Aeluros		$983,487	11/1/05
Ample Communications		$3,530,969	2/1/05
Fyre Storm		$647,485	6/1/05
Intel [VxTel]		$1,110,704	1/1/04
Ishoni Networks [HiQ Networks]		$3,501,324	8/1/04
Kineto Wireless [BluZona]		$2,145,766	5/1/05
Matrix Semiconductor		$2,703,793	9/1/05
Scintera Networks		$856,027	11/1/05
Sierra Monolithics		$2,522,067	3/1/05
T-Ram		$1,984,383	7/1/05
Universal Network Machines		$1,312,494	1/1/06
Subtotal:	15.2%	$21,298,499

Software
Airgo Networks [Woodside Networks, Inc.]		$4,726,457	12/1/05
Alopa Networks		$1,610,078	10/1/04
Bang Networks		$1,933,634	7/1/04
Ceon		$858,995	2/1/04
Chordiant Software [On Demand]		$427,555	9/1/04
InterSan		$276,113	10/1/05
Merced Systems		$1,072,037	12/1/05
Net6 [WebUnwired]		$1,138,962	12/1/05
netForensics		$503,823	8/1/04
Pivia		$432,809	9/1/05
Steeleye Technology		$28,741	12/1/04
Syndeo		$1,294,457	3/1/04
Subtotal:	10.2%	$14,303,661

Total: (Cost of $189,208,933)	131.4%	$183,723,840

  * As of June 30, 2003 and December 31, 2002 loans with a cost basis of $16.9 million and $12.7 million respectively and a fair value of $9.1 million and $7.2 million, respectively, have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety.

  The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrowers. As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2003, the Fund has unfunded commitments to borrowers of $289.3 million. Of these commitments $34.0 million remain unexpired at June 30, 2003.

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

  RESTRUCTURE OF DEBT FACILITY AND CAPITAL REDUCTION

  In March, 2003, the Fund restructured its debt facility lowering its borrowing capacity from $250 million to $160 million. On April 2, 2003, the Managing Member of the Company reduced the committed capital of the Company from $361,880,000 to $217,128,000.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

  In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Fund has adopted the disclosure provisions and expects to adopt the consolidation requirements, if applicable, July 1, 2003. The application of FIN No. 46 does not have a material impact on the Fund's financial statements.

  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2003 and 2002. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:
	Three Months Ended		Six Months Ended

	6/30/03	6/30/02	6/30/03	6/30/02
	_____________	____________	___________	____________
Total Return *	18.1%	(7.3%)	8.6%	(0.8%)
	===========	==========	==========	==========
Per Share Amounts:
Net Asset Value, Beginning of Period	$958.92	$1,417.93	$1,397.69	$1,403.23
	_____________	____________	___________	____________
Net Investment Income	45.57	48.03	85.46	87.46
Net Realized Loss & Change in Unrealized Loss	(2.17)	(74.07)	(44.75)	(93.31)
	_____________	____________	___________	____________
Total Income (Loss)	43.40	(26.04)	40.71	(5.85)
Capital Contributions	0.00	0.00	0.00	0.00
Capital Distributions	(3.27)	(4.22)	(439.35)	(9.71)
	_____________	____________	___________	____________
Net Asset Value, End of period	$999.05	$1,387.67	$999.05	$1,387.67
	===========	==========	==========	==========
Net Assets, End of period	$99,905,193	$138,766,815	$99,905,193	$138,766,815
	===========	==========	==========	==========
Ratios to Average Net Assets:

Expenses *	9%	9%	9%	10%
Net Investment Income *	19%	14%	15%	12%

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

Results of Operations - For the Three and Six Months ended June 30, 2003 and 2002

Total investment income for the three months ending June 30, 2003 and 2002 was $6.8 million and $8.2 million respectively, of which $6.7 million and $8.0 million respectively, consisted of interest on venture loans outstanding during the period. The remaining income consisted of payment of late fees from customers, income from expiration of commitments for which the Fund had received a commitment fee, and interest on the temporary investment of cash. The cash is held pending investment in venture loans. The majority of the decrease in investment income is due primarily to the decrease in average monthly outstanding performing loans from $195.8 million for the three months ended June 30, 2002 to $149.7 million for the three months ended June 30, 2003. This decrease was partially offset by the increase in average interest rate from 16.4 % for the three months ended March 31, 2002 to 17.9% for the three months ended June 30, 2003. Total investment income for the six months ending June 30, 2003 and 2002 was $13.5 million and $16.0 million respectively, of which $13.4 million and $15.4 million respectively, consisted of interest on venture loans outstanding during the period. The remaining income consisted of payment of late fees from customers, income from expiration of commitments for which the Fund had received a commitment fee, and interest on the temporary investment of cash. The cash is held pending investment in venture loans. The majority of the decrease in investment income is due primarily to the decrease in average monthly outstanding performing loans from $194.1 million for the six months ended June 30, 2002 to $160.1 million for the six months ended June 30, 2003. This decrease was partially offset by the increase in average interest rate from 15.9 % for the six months ended June 30, 2002 to 16.7% for the six months ended June 30, 2003.

Total expenses were $2.2 million and $3.3 million for the three months ending June 30, 2003 and 2002, respectively. Total expenses for the six months ended June 30, 2003 and 2002 were $5.0 million and $7.3 million, respectively. Management fees were the largest expense. Management fees for the three months ended June 30, 2003 and 2002 were $1.0 million and $1.8 million respectively. Management fees for the six months ended June 30, 2003 and 2002 were $2.2 million and $4.1 million, respectively. Management fees were lower for the three and six months ended June 30, 2003 because the Fund has passed its second anniversary on May 19, 2002, the basis for calculation of management fees subsequent to this date has changed to a percentage of Fund assets as opposed to a percentage of committed capital. This change in the basis of calculation in management fees decreased the expense for management fees for the three and six months ended June 30, 2003 because the dollar value of assets under management was lower than the dollar value of committed capital. Additionally, the asset base declined from $208.3 million as of June 30, 2002 to $168.0 million as of June 30, 2003.

Interest expense was $0.7 million and $0.9 million for the three months ended June 30, 2003 and 2002 respectively. Included in these amounts are the settled portion of the Fund's interest hedge transactions of $0.3 million and $0.4 million for the three months ended June 30, 2003 and 2002 respectively. The decrease in interest expense for the three months ended June 30, 2003 is due to the lowering of general interest rates during these periods, partially offset by a increase in average principal balance of loan outstanding from $70.8 million for the three months ended June 30, 2002 to $75.2 million for the three months ended June 30, 2003. Interest expense was $1.2 million and $1.8 million for the six months ended June 30, 2003 and 2002 respectively. Included in these amounts are the settled portion of the Fund's interest hedge transactions of $0.6 million and $0.9 million for the six months ended June 30, 2003 and 2002 respectively. The decrease in interest expense for the six months ended June 30, 2003 is due to the a decrease in average principal balance of loan outstanding from $73.8 million for the six months ended June 30, 2002 to $62.5 million for the six months ended June 30, 2003 as well as the lowering of general interest rates during these periods.

Total other operating expenses for the three months ending June 30, 2003 and 2002 were $0.5 million and $0.6 million respectively. Legal and banking related fees comprised a majority of the other operating expenses for the three months ended June 30, 2003 and 2002. The majority of the decrease in total other operating expenses was the result of the decrease in credit insurance fees due to the banking restructure which was completed in March, 2003. Total other operating expenses for the six months ending June 30, 2003 and 2002 were $1.6 million and $1.4 million respectively. Legal and banking related fees comprised a majority of the other operating expenses for the six months ended June 30, 2003 and 2002. The majority of the increase in total other operating expenses for the six months ended June 30, 2003 was the result of an increase in legal and banking fees, including an increase of $0.3 million in deferred banking fees which were written off during the six months ended June 30, 2003 due to the restructuring of the bank facility in March 2003.

Net investment income for the three months ending June 30, 2003 and 2002 was $4.6 million and $4.8 million, respectively. Net investment income for the six months ending June 30, 2003 and 2002 was $8.5 million and $8.7 million, respectively

The Fund incurred an unrealized gain (loss) from investments of $0.9 million and $(7.3) million for the three months ended June 30, 2003 and 2002, respectively. The change in unrealized gain (loss) from investments was due primarily to an adjustment to fair value of loans from borrowers of $0.7 million and $(6.8) million for the three months ended June 30, 2003 and 2002 respectively. Included in the unrealized gain (loss) for the three months ended June, 2003 and 2002 is a $0.1 million unrealized loss and a $(0.5) million unrealized gain (loss) resulting from interest rate hedging transactions. The Fund incurred an unrealized loss from investments of $2.3 million and $8.1 million for the six months ended June 30, 2003 and 2002, respectively. The change in unrealized loss from investments was due primarily to an adjustment to fair value of loans from borrowers of $2.3 million and $8.3 million for the six months ended June 30, 2003 and 2002 respectively. Included in the unrealized loss for the six months ended June, 2003 and 2002 is a $0.1 and a $0.1 million unrealized gain, respectively resulting from interest rate hedging transactions.

The Fund incurred a realized loss from investment transactions of $1.1 million and $0.1 million for the three months ended June 30, 2003 and 2002 respectively. These realized losses were from the writing off of certain loans deemed to be uncollectible less small recoveries of previously written off loans. The Fund incurred a realized loss from investment transactions of $2.2 million and $1.2 million for the six months ended June 30, 2003 and 2002 respectively. These realized losses were from the writing off of certain loans deemed to be uncollectible less small recoveries of previously written off loans.

Net income (loss) for the three months ended June 30, 2003 and 2002 was $4.3 million and $(2.6) million, respectively. On a per share basis, the net income (loss) was $43.40 and $(26.05) for the three months ended June 30, 2003 and 2002 respectively. Net income (loss) for the six months ended June 30, 2003 and 2002 was $4.1million and $(0.6) million, respectively. On a per share basis, the net income (loss) was $40.71 and $(5.86) for the six months ended June 30, 2003 and 2002 respectively.

Liquidity and Capital Resources -- June 30, 2003 and December 31, 2002

Total capital contributed to the Fund was approximately $155.0 million at June 30, 2003 and December 31, 2002. Committed capital to the Company at June 30, 2003 and December 31, 2002 was $217.1 million and $361.9 million, respectively of which $162.8 million has been called and received.

As of June 30, 2003, the Fund has in place a $160.0 million debt facility to finance the acquisition of asset-based loans. In March, 2003, the Fund had reduced the debt facility from $250.0 million which was available as of December 31, 2002. As of June 30, 2003 and December 31, 2002, $65.0 million and $51.9 million were outstanding under this facility.

At June 30, 2003 and December 31, 2002, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $62.5 million and $51.0 million respectively. The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of June 30, 2003 and December 31, 2002, 13% and 5% of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans and during the period. Amounts disbursed under the Fund's loan commitments increased by approximately $32.5 million during the six months ending June 30, 2003. Net loan amounts outstanding after amortization decreased by approximately $38.4 million for the same period. Unexpired, unfunded commitments decreased by approximately $23.0 million for the six months ended June 30, 2003.

	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
June 30, 2003	$449.5 million	$304.2 million	$145.3 million	$34.0 million
December 31, 2002	$417.0 million	$233.3 million	$183.7 million	$57.0 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million. This translates to less than 1% for the three months ended June 30, 2003. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

On April 10, 2003, the Fund filed a definitive proxy for shareholder's approval at a Shareholder Meeting held on May 14, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING III, INC.

(Registrant)
By: /S/ Ronald W. Swenson	By: /S/ Brian R. Best
Ronald W. Swenson	Brian R. Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: August 13, 2003	Date: August 13, 2003

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

Date: August 13, 2003

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

Date: August 13, 2003

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
August 13, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Best, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Brian R. Best

Brian R. Best
Chief Financial Officer
August 13, 2003