Form 10-Q
period 2003-09-30
VENTURE LENDING & LEASING III INC
filed 2003-11-13
CIK 1107274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-00207

Venture Lending & Leasing III, Inc.

(Exact Name of Registrant as specified in its charter)

Maryland	77-0534084
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

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

Class Outstanding as of November 2, 2003

Common Stock, $.001 par value 100,000

VENTURE LENDING & LEASING III, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Position

As of September 30, 2003 and December 31, 2002

Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2003 and 2002

Statements of Changes in Shareholder's Equity

For the Year ended December 31, 2002 and the Nine Months

Ended September 30, 2003

Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2003 and 2002

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

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

VENTURE LENDING & LEASING III, INC.

STATEMENTS OF FINANCIAL POSITION

AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
	September 30, 2003	December 31, 2002
	UNAUDITED
ASSETS
Loans at estimated fair value
(Cost of $139,453,936 and $189,208,933)	$128,863,409	$183,723,840
Cash and cash equivalents	13,991,461	9,863,882
Other assets	772,110	1,738,755
	________________	_______________
Total assets	$143,626,980	$195,326,477
	==============	=============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Borrowings under debt facilty	$43,986,520	$51,884,504
Accrued management fees	1,008,370	1,312,698
Accounts payable and other accrued liabilities	1,473,922	2,359,957
	________________	_______________
Total liabilities	46,468,812	55,557,159
	________________	_______________
Shareholder's equity:
Common stock: $0.001 par value, 200,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	155,004,400	155,004,400
Accumulated distributions	(59,917,366)	(11,935,264)
Accumulated earnings (deficit)	2,071,034	(3,299,918)
	________________	_______________
Total shareholder's equity	97,158,168	139,769,318
	________________	_______________
Total liabilities and shareholder's equity	$143,626,980	$195,326,477
	==============	=============

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	_____________	_____________	_____________	_____________
INVESTMENT INCOME:
Interest on loans	$5,613,053	$7,998,118	$18,965,658	$23,389,279
Interest on short-term investments
and other income	62,639	120,312	223,869	734,337
	_____________	_____________	_____________	_____________
Total investment income	5,675,692	8,118,430	19,189,527	24,123,616
	_____________	_____________	_____________	_____________
EXPENSES:
Management fees	897,669	1,268,678	3,075,440	5,327,403
Interest expense	528,748	766,575	1,728,596	2,594,793
Other operating expenses	537,113	730,672	2,126,905	2,102,566
	_____________	_____________	_____________	_____________
Total expenses	1,963,530	2,765,925	6,930,941	10,024,762
	_____________	_____________	_____________	_____________
Net investment income	3,712,162	5,352,505	12,258,586	14,098,854
	_____________	_____________	_____________	_____________
Net change in unrealized loss from investments and hedging activity	(2,494,542)	645,446	(4,755,146)	(7,501,879)
Net realized gain (loss) from investment transactions	82,122	(1,980,266)	(2,132,488)	(3,164,867)
	_____________	_____________	_____________	_____________
Net income	$1,299,742	$4,017,685	$5,370,952	$3,432,108
	============	============	============	============
Net income per share	$13.00	$40.18	$53.71	$34.32
	============	============	============	============
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003
	Common Stock ____________________		Capital in		Accumulated
			Excess of		Earnings
	Shares	Par Value	Par Value	Distributions	(Deficit)	Total
	_________	_________	_________	_________	_________	_________
BALANCE, December 31, 2001	100,000	$100	$155,004,400	$(6,864,039)	$(7,817,109)	$140,323,352

Distributions				(5,071,225)		(5,071,225)
Net income					4,517,191	4,517,191
	_________	_________	_________	_________	_________	_________
BALANCE, December 31, 2002	100,000	$100	$155,004,400	$(11,935,264)	$(3,299,918)	$139,769,318
	_________	_________	_________	_________	_________	_________
Distributions				(47,982,102)		(47,982,102)
Net income					5,370,952	5,370,952
	_________	_________	_________	_________	_________	_________
BALANCE, September 30, 2003 (UNAUDITED)	100,000	$100	$155,004,400	$(59,917,366)	$2,071,034	$97,158,168
	_________	_________	_________	_________	_________	_________

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
	For the Nine Months Ended September 30, 2003	For the Nine Months Ended September 30, 2002
	______________	_____________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,370,952	$3,432,108
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized loss from investment transactions	2,132,488	3,164,867

Net change in unrealized loss from investments and hedging activities	4,755,146	7,501,879
Amortization of deferred assets	611,270	246,456
Decrease in other assets	419,834	143,628
Net increase in accounts payable, accrued liabilities, and accrued management fees	(840,074)	(2,129,951)
	______________	_____________
Net cash provided by operating activities	12,449,616	12,358,987
	______________	_____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	(52,199,683)	(85,098,042)
Principal payments on loans	98,023,085	88,917,387
Acquisition of securities	(1,269,804)	(1,453,793)
	______________	_____________
Net cash provided by investing activities	44,553,598	2,365,552
	______________	_____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(44,550,000)	-
Deemed distribution to shareholder	(363,191)	(156,599)
Payment of deferred bank and bank related fees	(64,460)	(340,700)
Borrowings under debt facility	35,839,518	1,983,865
Repayment of borrowings under debt facility	(43,737,502)	(24,711,663)
	______________	_____________
Net cash used in financing activities	(52,875,635)	(23,225,097)
	______________	_____________
Net increase (decrease) in cash and cash equivalents	4,127,579	(8,500,558)
CASH AND CASH EQUIVALENTS:
Beginning of period	9,863,882	20,175,836
	______________	_____________
End of period	$ 13,991,461	$ 11,675,278
	============	============
CASH PAID DURING THE PERIOD FOR:
Interest	$ 1,726,846	$ 2,687,939
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$ 3,068,911	$ 1,453,793

See Notes to Financial Statements

VENTURE LENDING & LEASING III, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2003

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

  In Management's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in The United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2002.

  SUMMARY OF INVESTMENTS

  Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2003, the Fund's investments in loans are to companies based primarily within the United States and are diversified among borrowers in the industries shown below. The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

  Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund. As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month. For the three and nine month period ended September 30, 2003, the weighted average interest rate on performing loans was 17.3% and 16.9% respectively. Interest rates for the three and nine month period ended September 30, 2002 were 16.6% and 16.1% respectively. Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

  Loans as of September 30, 2003 consist of the following:

	Percentage of	Estimated Fair	Final
Borrower	Net Assets	Value 9/30/03	Maturity Date
Application Service Providers
BlueStar Solutions [eOnline]		$677,924	8/1/04
Ultrabridge		353,704	*
Subtotal:	1.1%	$1,031,628
Biotechnology
CancerVax		$3,616,775	11/1/06
Trinity Biosystems		268,216	6/1/06
Zyomyx		686,256	7/1/04
Subtotal:	4.7%	$4,571,247
Communication Service Providers
Everest Broadband Networks		$52,354	*
Subtotal:	0.1%	$52,354
Communications Equipment
Atrica		$3,952,441	1/1/06
Bivio Networks [Network Robots]		934,637	*
Calient Networks		1,262,348	12/1/04
Caymas		1,179,897	6/1/06
Coriolis Networks		2,242,934	3/1/07
General Bandwidth		1,608,805	6/1/05
Gluon Networks		1,611,280	3/1/05
Inkra Networks		2,851,418	4/1/05
Nishan Systems		380,312	7/1/05
Nokia [Amber Networks]		1,917,391	7/1/04
Pedestal Networks		3,269,716	9/1/06
Sandial Systems		1,741,848	6/1/06
Sanera Systems		1,463,122	7/1/05
Santera Systems		772,061	4/1/05
ServGate Technologies		1,130,790	11/1/05
Valo		145,884
Subtotal:	27.2%	$26,464,884
Computers & Peripherals
3PARdata		$3,745,857	2/1/06
MaXXan Systems		4,224,602	11/1/05
Nauticus Networks		4,350,615	2/1/06
Onstor [Claristor]		1,333,019	9/1/06
Spinnaker Networks		1,856,508	4/1/06
Subtotal:	16.0%	$15,510,601
Internet
BridgeSpan [ezClose.com]		$714,588	6/1/04
Coremetrics		1,288,258	*
ECtone		46,792	*
Evergreen Assurance		1,093,959	5/1/06
Postini		1,470,473	8/1/06
QuinStreet [Echo Online Networks]		428,326	11/1/04
Slam Dunk Networks		17,509	*
Subtotal:	5.2%	$5,059,905
Medical Devices
Alere Medical		$3,063,753	6/1/06
CardioNOW		326,368	3/1/05
Coalescent Surgical		4,342,620	2/1/06
Confirma [Merlin Dataworks]		894,283	6/1/04
Evalve		3,542,143	2/1/06
NeoGuide Systems		513,427	*
Neomend		226,415	*
Ntero Surgical		421,685	*
Volcano Therapeutics		4,613,167	9/1/06
Subtotal:	18.5%	$17,943,861
Other
Ion America		$1,313,815	4/1/06
Kiwi Networks		1,263,929	7/1/06
Lumenare [Avulet]		295,589	9/1/04
Nanosolar		248,182	8/1/06
Subtotal:	3.2%	$3,121,515
Photonics
AcceLight Networks		$156,713	*
Cenix		1,330,630	*
Ceyba		1,023,654	*
Covega [Quantum Photonics]		761,908	2/1/05
E2O Communications		1,996,212	3/1/05
Gemfire		534,928	*
Infinera [Zepton Networks]		6,281,852	10/1/05
Inphi		2,373,651	4/1/06
IoLon		1,421,002	2/1/05
Network Elements		1,494,611	6/1/04
NovX Microsystems		296,514	4/1/05
Nufern		2,488,717	2/1/05
Optinel Systems		752,222	9/1/04
Tsunami Optics [Stratos Lightwave]		118,069	5/1/04
Subtotal:	21.6%	$21,030,683
Semiconductor Equipment
Molecular Imprints		$2,262,001	4/1/06
Subtotal:	2.3%	$2,262,001
Semiconductors
Aeluros		$897,843	3/1/06
Ample Communications		1,682,863	2/1/05
Aristos Logic		621,059	9/1/06
Brion Technologies		368,352	7/1/06
Fyre Storm		895,507	2/1/06
Intel [VxTel]		429,690	1/1/04
Ishoni Networks [HiQ Networks]		2,027,577	*
Kineto Wireless [BluZona]		1,313,931	5/1/05
Matrix Semiconductor		3,114,314	3/1/06
Nexsil		807,161	1/1/06
Scintera Networks		1,060,247	7/1/06
Sierra Monolithics		1,346,534	3/1/05
Stretch		2,548,964	7/1/06
T-Ram		1,271,121	7/1/05
TriCN		96,920	8/1/06
Universal Network Machines		1,937,226	9/1/06
Subtotal:	21.0%	$20,419,309
Software
Airgo Networks [Woodside Networks]		$3,689,813	4/1/06
Avamar Technologies		977,054	9/1/06
Bang Networks		226,994	*
Ceon		452,482	4/1/05
Chordiant Software [On Demand]		175,418	9/1/04
CiraNova		540,767	9/1/05
CoWare		604,124	6/1/06
Enkata Technologies		1,391,909	9/1/06
InterSan		1,024,820	4/1/06
Merced Systems		747,780	12/1/05
Net6 [WebUnwired]		772,432	12/1/05
netForensics		244,147	8/1/04
Pivia		316,874	9/1/05
PSS Systems		230,807	6/1/06
Subtotal:	11.7%	$11,395,421
Total: (Cost of $139,453,936)	132.6%	$128,863,409

  Loans as of December 31, 2002 were comprised of the following:

	Estimated Fair Value		Final Maturity
	December 31, 2002		Date
Borrower

Application Service Providers:
Asera	373,890		*
BlueStar Solutions [eOnline]	2,148,849		8/1/04
Ultrabridge	353,704		3/1/04

Total (2.1% and 10.9% of net assets)	2,876,443

Biotechnology:
Acusphere [Polymers for Medicine]	1,650,416		4/1/04
CancerVax	4,358,904		2/1/06
Zyomyx	1,561,646		7/1/04

Total (5.4% of net assets)	7,570,966

Communication Service Providers:
Appgenesys	-
Everest Broadband Networks	138,309		*

Total (0.1% of net assets)	138,309

Communications Equipment:
Atrica	5,133,655		1/1/06
Bivio Networks [Network Robots]	2,179,008		3/1/05
Calient Networks	2,035,441		12/1/04
Calix Networks	1,470,588		*
Caymas	660,594		12/1/05
Coriolis Networks	2,207,647		3/1/07
General Bandwidth	2,269,290		6/1/05
Gluon Networks	3,015,432		1/1/05
Inkra Networks	5,723,945		4/1/05
Network Photonics	2,654,510		9/1/05
Nishan Systems	571,809		7/1/05
Nokia [Amber Networks]	3,793,666		7/1/04
Polaris Networks	2,852,759		8/1/05
Rapid 5 Networks	1,859,077		*
Sandial Systems	1,052,675	-	10/1/05
Sanera Systems	3,657,139		7/1/05
Santera Systems	1,106,681		4/1/05
Valo	1,452,402		12/1/05

Total (31.3% of net assets)	43,696,318
Computers & Peripherals:
3PARdata	4,850,600		9/1/05
Andes Networks [BeeLine Networks]	169,675		11/1/03
Claristor [Agile Storage, Inc.]	1,053,940		12/1/05
InfiniSwitch	3,037,666		7/1/05
Intruvert Networks	989,059		8/1/05
IronPort Systems	1,100,252		12/1/05
Kuokoa Networks	1,144,488		9/1/05
MaXXan Systems	6,127,989		11/1/05
Nauticus Networks	1,763,560		6/1/05
Spinnaker Networks	1,529,023		12/1/05

Total (15.6% of net assets)	21,766,252

Internet:
BridgeSpan [ezClose.com]	1,820,833		6/1/04
Coremetrics	1,601,618		*
ECtone	46,792		*
Evergreen Assurance	605,155		12/1/05
Postini	819,877		6/1/04
QuinStreet [Echo Online Networks]	1,448,602		11/1/04
RivalWatch	23,669		4/1/03
Slam Dunk Networks	18,777

Total (4.6% of net assets)	6,385,323

Medical Devices:
Alere Medical	2,758,080		12/1/05
Cameron Health	916,026		11/1/04
Cardica [Vascular Innovations]	7,052,761		6/1/05
CardioNOW	509,948	-	3/1/05
Confirma [Merlin Dataworks]	1,786,068		6/1/04
NeoGuide Systems	642,795		3/1/05
Neomend [Advanced Closure Systems]	340,671		6/1/04
Ntero Surgical	917,446		5/1/04

Total (10.7% of net assets)	14,923,795

Other:
Chahaya Optronics	678,552		*
Lumenare [Avulet]	486,206		9/1/04

Total (0.8% of net assets)	1,164,758
Photonics:
AcceLight Networks	$ 5,699,668		10/1/04
Cenix	3,020,949		10/1/04
Ceyba	7,313,124		4/1/05
E2O Communications	3,215,550		3/1/05
Gemfire	672,100		*
Infinera [Zepton Networks]	8,357,487		10/1/05
Inphi	3,134,876		12/1/05
IoLon	2,267,816		2/1/05
LaserSharp	274,527		*
Network Elements	4,469,172		6/1/04
NovX Microsystems	413,579		4/1/05
Nufern	3,664,501		2/1/05
Onix Microsystems	1,664,084		6/1/04
Optinel Systems	1,412,604		9/1/04
Quantum Photonics	2,370,285		9/1/04
Sparkolor	115,564		*
Tsunami Optics [Stratos Lightwave]	665,371		5/1/04
Total (34.9% of net assets)	48,731,257
Semiconductor Equipment:
Molecular Imprints	868,259		10/1/05

Total (0.6%of net assets)	868,259

Semiconductors:
Aeluros	983,487		11/1/05
Ample Communications	3,530,969		2/1/05
Fyre Storm	647,485	-	6/1/05
Intel [VxTel]	1,110,704		1/1/04
Ishoni Networks [HiQ Networks]	3,501,324		8/1/04
Kineto Wireless [BluZona]	2,145,766		5/1/05
Matrix Semiconductor	2,703,793		9/1/05
Scintera Networks	856,027		11/1/05
Sierra Monolithics	2,522,067		3/1/05
T-Ram	1,984,383		7/1/05
Universal Network Machines	1,312,494		1/1/06

Total (15.2% of net assets)	21,298,499
Software:
Airgo Networks [Woodside Networks, Inc.]	$ 4,726,457		12/1/05
Alopa Networks	1,610,078		10/1/04
Bang Networks	1,933,634		7/1/04
Ceon	858,995		2/1/04
Chordiant Software [On Demand]	427,555		9/1/04
InterSan	276,113		10/1/05
Merced Systems	1,072,037		12/1/05
Net6 [WebUnwired]	1,138,962		12/1/05
netForensics	503,823		8/1/04
Pivia	432,809		9/1/05
Steeleye Technology	28,741		12/1/04
Syndeo	1,294,457		3/1/04

Total (10.2% of net assets)	14,303,661

TOTAL LOANS (Cost: $189,208,933)	$ 183,723,840

  * As of September 30, 2003 and December 31, 2002 loans with a cost basis of $19.9 million and $12.7 million respectively and a fair value of $9.3 million and $7.2 million, respectively, have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety.

  The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrowers. As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 2003, the Fund has unfunded commitments to borrowers of $298.8 million. Of these commitments $41.0 million remain unexpired at September 30, 2003.

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

  RESTRUCTURE OF DEBT FACILITY AND CAPITAL REDUCTION

  In March 2003, the Fund restructured its debt facility lowering its borrowing capacity from $250 million to $160 million. On April 2, 2003, the Managing Member of the Company reduced the committed capital of the Company from $361,880,000 to $217,128,000.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

  In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In October 2003 the implementation of the consolidation requirements of FIN 46 were delayed by the FASB until the first interim or annual period ending after December 15, 2003 to variable interest entities created after January 31, 2003.

  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2003 and 2002. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	Three Months Ended		Nine Months Ended

	9/30/03	9/30/02	9/30/03	9/30/02
	____________	___________	__________	___________
Total Return *	5.3%	11.6%	7.6%	3.3%
	============	===========	==========	==========
Per Share Amounts:
Net Asset Value, Beginning of Period	$999.05	$1,387.67	$1,397.69	$1,403.23
	___________	___________	__________	___________
Net Investment Income	37.12	53.53	122.59	140.99
Net Realized Loss & Change in Unrealized Loss	(24.12)	(13.35)	(68.88)	(106.67)
	___________	___________	__________	___________
Total Income	13.00	40.18	53.71	34.32
Capital Contributions	0.00	0.00	0.00	0.00
Capital Distributions	(40.47)	(6.40)	(479.82)	(16.10)
	___________	___________	__________	___________
Net Asset Value, End of period	$971.58	$1,421.45	$971.58	$1,421.45
	============	===========	==========	===========
Net Assets, End of period	$97,158,168	$142,145,068	$97,158,168	$142,145,068
	============	===========	==========	===========
Ratios to Average Net Assets:

Expenses *	8%	8%	8%	10%
Net Investment Income *	15%	15%	15%	13%

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

Results of Operations For the Three and Nine Months ended September 30, 2003 and 2002

Total investment income for the three months ending September 30, 2003 and 2002 was $5.7 million and $8.1 million respectively, of which $5.6 million and $8.0 million respectively, consisted of interest on venture loans outstanding during the period. The remaining income consisted of payment of late fees from customers, income from expiration of commitments for which the Fund had received a commitment fee, and interest on the temporary investment of cash. The cash is held pending investment in venture loans. The majority of the decrease in investment income is due primarily to the decrease in average monthly outstanding performing loans from $192.4 million for the three months ended September 30, 2002 to $129.8 million for the three months ended September 30, 2003. This decrease was partially offset by the increase in average interest rate from 16.6% for the three months ended September 30, 2002 to 17.3% for the three months ended September 30, 2003. Total investment income for the nine months ending September 30, 2003 and 2002 was $19.2 million and $24.1 million respectively, of which $19.0 million and $23.4 million respectively, consisted of interest on venture loans outstanding during the period. The remaining income consisted of payment of late fees from customers, income from expiration of commitments for which the Fund had received a commitment fee, and interest on the temporary investment of cash. The cash is held pending investment in venture loans. The majority of the decrease in investment income is due primarily to the decrease in average monthly outstanding performing loans from $193.5 million for the nine months ended September 30, 2002 to $150.0 million for the nine months ended September 30, 2003. This decrease was partially offset by the increase in average interest rate from 16.1 % for the nine months ended September 30, 2002 to 16.9% for the nine months ended September 30, 2003.

Total expenses were $2.0 million and $2.8 million for the three months ending September 30, 2003 and 2002, respectively. Total expenses for the nine months ended September 30, 2003 and 2002 were $6.9 million and $10.0 million, respectively. Management fees were the largest expense. Management fees for the three months ended September 30, 2003 and 2002 were $0.9 million and $1.3 million respectively. Management fees were lower for the three months ended September 30, 2003 because the asset base declined from $203.0 million as of September 30, 2002 to $143.6 million as of September 30, 2003. Management fees for the nine months ended September 30, 2003 and 2002 were $3.1 million and $5.3 million, respectively. Management fees were lower for the nine months ended September 30, 2003 because the Fund has passed its second anniversary on May 19, 2002, the basis for calculation of management fees subsequent to this date has changed to a percentage of Fund assets as opposed to a percentage of committed capital. This change in the basis of calculation in management fees decreased the expense for management fees for the nine months ended September 30, 2003 because the dollar value of assets under management was lower than the dollar value of committed capital.

Interest expense was $0.5 million and $0.8 million for the three months ended September 30, 2003 and 2002 respectively. Included in these amounts are the settled portion of the Fund's interest hedge transactions of $0.3 million and $0.4 million for the three months ended September 30, 2003 and 2002 respectively. The decrease in interest expense for the three months ended September 30, 2003 is due to the lowering of general interest rates during these periods, as well as a decrease in average principal balance of loan outstanding from $62.9 million for the three months ended September 30, 2002 to $57.8 million for the three months ended September 30, 2003. Interest expense was $1.7 million and $2.6 million for the nine months ended September 30, 2003 and 2002 respectively. Included in these amounts are the settled portion of the Fund's interest hedge transactions of $0.9 million and $1.3 million for the nine months ended September 30, 2003 and 2002 respectively. The decrease in interest expense for the nine months ended September 30, 2003 is due to the decrease in average principal balance of loan outstanding from $70.2 million for the nine months ended September 30, 2002 to $61.0 million for the nine months ended September 30, 2003 as well as the lowering of general interest rates during these periods.

Total other operating expenses for the three months ending September 30, 2003 and 2002 were $0.5 million and $0.7 million respectively. Legal and banking related fees comprised a majority of the other operating expenses for the three months ended September 30, 2003 and 2002. The majority of the decrease in total other operating expenses was the result of the decrease in credit insurance fees due to the banking restructure which was completed in March, 2003. Total other operating expenses for the nine months ending September 30, 2003 and 2002 were $2.1 million and $2.1 million respectively. Legal and banking related fees comprised a majority of the other operating expenses for the nine months ended September 30, 2003 and 2002. An increase in legal and banking fees, including an increase of $0.3 million in deferred banking fees which were written off during the nine months ended September 30, 2003 due to the restructuring of the bank facility in March 2003 was offset by a decrease in other banking related fees which resulted from the restructure.

Net investment income for the three months ending September 30, 2003 and 2002 was $3.7 million and $5.4 million, respectively. Net investment income for the nine months ending September 30, 2003 and 2002 was $12.3 million and $14.1 million, respectively

The Fund incurred an unrealized gain (loss) from investments and hedging activity of $(2.5) million and $0.6 million for the three months ended September 30, 2003 and 2002, respectively. The change in unrealized gain (loss) from investments and hedging activity was due primarily to an adjustment to fair value of loans from borrowers of $(2.8) million and $0.8 million for the three months ended September 30, 2003 and 2002 respectively. Included in the unrealized gain (loss) for the three months ended September, 2003 and 2002 is a $0.3 million unrealized gain (loss) and a $(0.2) million unrealized gain (loss) resulting from interest rate hedging transactions. The Fund incurred an unrealized loss from investments of $4.8 million and $7.5 million for the nine months ended September 30, 2003 and 2002, respectively. The change in unrealized loss from investments was due primarily to an adjustment to fair value of loans from borrowers of $5.1 million and $7.4 million for the nine months ended September 30, 2003 and 2002 respectively. Included in the unrealized loss for the nine months ended September 30, 2003 and 2002 is a $0.3 million unrealized gain and a $(0.1) million unrealized loss, respectively resulting from interest rate hedging transactions.

The Fund incurred a realized loss from investment transactions of $0.1 million and $2.0 million for the three months ended September 30, 2003 and 2002 respectively. These realized losses were from the writing off of certain loans deemed to be uncollectible less small recoveries of previously written off loans. The Fund incurred a realized loss from investment transactions of $2.1 million and $3.2 million for the nine months ended September 30, 2003 and 2002 respectively. These realized losses were from the writing off of certain loans deemed to be uncollectible less small recoveries of previously written off loans.

Net income for the three months ended September 30, 2003 and 2002 was $1.3 million and $4.0 million, respectively. On a per share basis, the net income was $13.00 and $40.18 for the three months ended September 30, 2003 and 2002 respectively. Net income for the nine months ended September 30, 2003 and 2002 was $5.4 million and $3.4 million, respectively. On a per share basis, the net income was $53.71 and $34.32 for the nine months ended September 30, 2003 and 2002 respectively.

Liquidity and Capital Resources -- September 30, 2003 and December 31, 2002

Total capital contributed to the Fund was approximately $155.0 million at September 30, 2003 and December 31, 2002. Committed capital to the Company at September 30, 2003 and December 31, 2002 was $217.1 million and $361.9 million, respectively of which $162.8 million has been called and received.

As of September 30, 2003, the Fund has in place a $160.0 million debt facility to finance the acquisition of asset-based loans. In March, 2003, the Fund had reduced the debt facility from $250.0 million which was available as of December 31, 2002. As of September 30, 2003 and December 31, 2002, $44.0 million and $51.9 million were outstanding under this facility.

At September 30, 2003 and December 31, 2002, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $51.7 million and $51.0 million respectively. The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of September 30, 2003 and December 31, 2002, 10% and 5% of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans during the period. Amounts disbursed under the Fund's loan commitments increased by approximately $52.2 million during the nine months ending September 30, 2003. Net loan amounts outstanding after amortization decreased by approximately $54.8 million for the same period. Unexpired, unfunded commitments decreased by approximately $16.0 million for the nine months ended September 30, 2003.

	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
September 30, 2003	$469.2 million	$340.3 million	$128.9 million	$41.0 million
December 31, 2002	$417.0 million	$233.3 million	$183.7 million	$57.0 million

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

The Fund manages its credit risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund distributes all equity securities upon receipt.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million. This translates to approximately 1.5% for the three months ended September 30, 2003. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

VENTURE LENDING & LEASING III, INC.

(Registrant)

By: /S/ Ronald W. Swenson	By: /S/ Brian R. Best
Ronald W. Swenson	Brian R. Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: November 13, 2003	Date: November 13, 2003

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

Date: November 13, 2003

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

Date: November 13, 2003

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
November 13, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Best, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Brian R. Best

Brian R. Best
Chief Financial Officer
November 13, 2003