Form 10-K
period 2003-12-31
VENTURE LENDING & LEASING III INC
filed 2004-03-26
CIK 1107274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2004 was 100,000.

Documents Incorporated by Reference
Document Description	10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting	III
of Shareholders to be held May 12, 2004

PART I

ITEM 1. BUSINESS.

Introduction.

Venture Lending & Leasing III, Inc. (the Fund) was incorporated in Maryland on January 28, 2000, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940 ("1940 Act"). The Fund is a wholly owned subsidiary of Venture Lending & Leasing III, LLC, a Delaware limited liability company (the Company). The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies in the form of secured loans. Prior to commencing its operations on May 19, 2000, the Fund had no operations other than the sale of 100,000 shares to Venture Lending and Leasing III, LLC for $25,000. As of December 31, 2003, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986.

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

Warrants and Equity Securities. The Fund generally acquires warrants to purchase equity securities of the borrower in connection with asset financings. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower. Substantially all the warrants and underlying equity securities are restricted securities under the Securities Act of 1933 ("1933 Act") at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide (i) "piggyback" registration rights, which permit the Fund under certain circumstances to include some or all of the securities owned by it in a registration statement filed by the borrower or (ii) under rare circumstances, "demand" registration rights permitting the Fund under certain circumstances to require the borrower to register the securities under the 1933 Act (in some cases at the Fund's expense).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Fund's security holders during the last quarter of the year ended December 31, 2001.

EXECUTIVE OFFICERS OF THE FUND

The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.
Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, Director and Chief Executive Officer	59	Chairman, CEO, Director, and other positions, Westech Investment Advisors since 1994.
Salvador O. Gutierrez, Director, President	60	President and Director, and other positions, Westech Investment Advisors since 1994.
George W. Siguler, Advisory Director	56	Managing Director, Siguler Guff Advisers & affiliates since 1995.
Brian R. Best Vice President, CFO, and Secretary	37	Vice President, CFO, and other positions - Westech Investment Advisors since 1997.
Donald P. Spencer, Assistant Secretary	48	Managing Director, Siguler Guff Advisers and affiliates since 1995.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.

The number of holders of record of the Fund's Common Stock at March 15, 2004 was 1.

The Fund has a policy of distributing warrants as acquired. In addition, some expenses of the company may be paid by the Fund, and will be deemed as distributions to the Company. The Fund has also established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions. Additionally, in 2003 the Fund made two additional special distributions to return capital to its shareholder. As of December 31, 2003, the Fund had distributed $68.55 million in cash to its shareholder.

ITEM 6. SELECTED FINANCIAL DATA.

The following table summarizes certain financial data and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.
				From Inception,
	For the Year Ended	For the Year Ended	For the Year Ended	(May 19, 2000) To
	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000
Statement of Operations Data
Investment Income:
Interest on Loans	$23,401,103	$31,240,092	$22,195,707	$1,568,076
Interest on Short - Term Investments	326,949	817,173	741,564	410,056
	__________	__________	__________	__________
Total Investment Income	23,728,052	32,057,265	22,937,271	1,978,132
Expenses:
Management Fee to Managers	3,926,546	6,548,175	9,917,506	4,752,659
Interest Expense	2,147,210	3,269,223	3,290,846	422,488
Other Operating Expenses	2,736,893	2,823,341	1,383,178	386,963
	__________	__________	__________	__________
Total Expenses	8,810,649	12,640,739	14,591,530	5,562,110
	__________	__________	__________	__________
Net Investment Income (Loss)	14,917,403	19,416,526	8,345,741	(3,583,978)
Net Change in unrealized loss from investment transactions	1,814,788	(2,128,068)	(4,399,807)	0
Net realized loss from investment transactions	(8,152,936)	(12,771,267)	(8,179,065)	0
	=========	=========	=========	=========
Net Loss	$8,579,255	$4,517,191	$(4,233,131)	$(3,583,978)
	=========	=========	=========	=========
AMOUNTS PER COMMON SHARE:
Net Loss	$85.79	$45.17	$(42.33)	$(35.84)
	=========	=========	=========	=========
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000
	=========	=========	=========	=========
Balance Sheet Data	As of	As of	As of	As of
	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000
Total Assets	$136,176,979	$195,326,477	$225,944,402	$87,100,404
Bank Loans	$59,155,025	$51,884,504	$80,000,000	$37,500,000

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

Loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans and investments section of footnote 2 to the financial statements (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as assets.

Results of Operations - For the year ended December 31, 2003, 2002 and 2001

Total investment income for the year ended December 31, 2003 was $23.7 million, of which $23.4 million consisted of interest on venture loans outstanding. Total investment income for the year ended December 31, 2002 was $32.1 million, of which $31.2 million consisted of interest on venture loans outstanding. Total investment income for the year ended December 31, 2001 was $22.9 million, of which $22.2 million consisted of interest on venture loans outstanding. Remaining income consisted of interest and dividends on the temporary investment of cash, pending investment in venture loans or application to the Fund's expenses. The increase in interest on venture loans from $22.2 million for the year ending December 31, 2001 to $31.2 million for the year ending December 31, 2002 was the result of the increase in the average performing loans outstanding from $141.9 million in 2001 to $190.5 million in 2002. Included in the 2002 investment income figures is approximately $1.6 million from the early payoff of several loans at a premium to the fair value of the loans; which is the biggest reason for the increase in interest rate from 15.6% to 16.4% during those same years. The decrease from $31.2 million for the year ended December 31, 2002 to $23.4 million for the year ended December 31, 2003 is due primarily from a decrease in performing loans from $190.5 million to $142.1 million during the same year. This was partially offset by a slight increase in interest rate over the year from 16.4% to 16.5% over the same years.

Expenses for the years ended December 31, 2003, 2002 and 2001 were $8.8 million, $12.6 million and $14.6 million respectively. Management fees are calculated based on the Company's committed capital for the first two years of the Fund's life and thereafter as a percentage of Fund assets. Management fees for the Fund were $3.9 million, $6.5 million and $9.9 million for the year ended December 31, 2003, 2002 and 2001 respectively. The decrease in management fees is due to passing the second year of the Fund's life in 2002, which causes management fees to be calculated based on total assets instead of the Company's committed capital. Management fees were based on total assets for the period from May 19, 2002 through December 31, 2002 and for the entire year for 2003. Management expense was also lower in 2003 as the asset base declined. Interest Expense was $2.1 million, $3.3 million and $3.3 million for the years ended December 31, 2003, 2002 and 2001. Interest expense remained consistent from 2001 to 2002 even though average debt outstanding increased from $59.1 million for the year ended December 31, 2001 to $66.6 million for the year ended December 31, 2002. Interest expense was offset due to the decrease in interest rates in general as well as replacing the warehouse facility with an expanded conduit facility in November 2002 at a lower interest rate. The average interest rate fell from 5.6% for the year ended December 31, 2001 to 4.9% for the year ended December 31, 2002 Interest expense declined from $3.3 million for the year ended December 31, 2002 to $2.1 million for the year ended December 31, 2003. A majority of this decline was due to a decrease in average debt outstanding from $66.6 million to $56.0 million for those years. Additionally average interest rates fell from 4.9% for the year ended December 31, 2002 to 3.8% for the year ended December 31, 2003 as interest rates in general continued to decline. Other operating expenses, a majority of which were legal and bank related fees, were $2.7, $2.8 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001 respectively. An increase in insurance fees related to the debt facility made up a majority of the increase in other expenses from the year ended December 31, 2001 to the year ended December 31, 2002. A decrease in bank related fees was the majority of the decrease in other expenses from 2002 to 2003.

Net change in unrealized loss from investment transactions was $1.8 million, $(2.1) million and $(4.4) million for the years ended December 31, 2003, 2002 and 2001, of which $1.4 million, $(2.3) million and $(3.2) million, respectively reflected net adjustments to fair value of loans. The remainder of the net change in unrealized loss is reflective of the adjustment of the fair value of the Fund's hedge transactions. Net realized loss from investment transactions was $8.2 million, $12.8 million and $8.2 million for the years ended December 31, 2003, 2002 and 2001. The realized loss on investments was entirely composed of loans which were written off during the year, less any recovery.

Net income (loss) for the years ended December 31, 2003, 2002 and 2001 was $8.6 million, $4.5 million and $(4.2) million. On a per share basis, for the years ended December 31, 2003, 2002 and 2001 there was a net income (loss) of $85.79, $45.17 and $(42.33) respectively.

Liquidity and Capital Resources -- December 31, 2003 and 2002

The Fund is owned entirely by Venture Lending & Leasing III, LLC. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Members' capital commitment to the Company. As of December 31, 2002 the Company had received subscriptions for capital in the amount of $361.8 million, of which $162.8 million has been called and received. On April 2, 2003, the Managing Member of the Company reduced the committed capital of the company from $361.8 million to $217.1 million. As of December 31, 2003 and 2002 uncalled capital was $54.3 million and $199.0 million, respectively.

The Fund had in place a $160 million and a $250 million securitzation debt facility as of December 31, 2003 and 2002, respectively, under which the Fund was eligible to borrow up to $160 million and $250 million, respectively. As of December 31, 2003 and 2002, $59.2 million and $51.9 million, respectively were outstanding under this facility.

The Fund entered into swap transactions to hedge its interest rate on the securitization debt facility with a total notional principal of $53.2 million and $51.0 million, respectively. The fair value of the swap at December 31, 2003 and 2002 was ($0.6) million and $(1.0) million, respectively. The effect of the interest rate swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value.

As of December 31, 2003 and 2002, 9% and 5% of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans during the year. Amounts disbursed under the Fund's loan commitments was $69.9 million for the year ended December 31, 2003. Net loan amounts outstanding after amortization was approximately $122.9 million as of December 31, 2003. Unexpired unfunded commitments as of December 31, 2003 were $55.5 million.

Year Ended	Amount Disbursed	Principal Amortization	Balance Outstanding	Unexpired Unfunded Commitments
December 31, 2003	$486.9 million	$364.0 million	$122.9 million	$55.5 million
December 31, 2002	$417.0 million	$233.3 million	$183.7 million	$57.0 million

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

Quarterly Results

This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future year.

December 31, 2002 (Unaudited)
	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Investment Income:
Interest on Loans	$7,346,451	$8,044,711	$7,998,118	$7,850,812
Interest on Short -Term Investments	508,494	105,531	120,312	82,836
Total Investment Income	7,854,945	8,150,242	8,118,430	7,933,648
Expenses:
Management Fees	2,230,767	1,827,958	1,268,678	1,220,772
Interest Expense	953,221	874,996	766,575	674,431
Other Operating Expenses	727,584	644,312	730,672	720,773
Total Expenses	3,911,572	3,347,266	2,765,925	2,615,976
Net Investment Income	3,943,373	4,802,976	5,352,505	5,317,672
Net change in unrealized loss from investment transactions	(875,470)	(7,271,855)	645,446	5,373,811
Net realized loss	(1,048,876)	(135,725)	(1,980,266)	(9,606,400)
Net income (loss)	$2,019,027	$(2,604,604)	$4,017,685	$1,085,083
Amount per common share:
Net income (loss)	$20.19	$(26.05)	$40.18	$10.85
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000

December 31, 2003 (Unaudited)
	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Investment Income:
Interest on Loans	$6,666,578	$6,686,027	$5,613,053	$4,435,445
Interest on Short -Term Investments	63,881	97,350	62,639	103,079
Total Investment Income	6,730,459	6,783,377	5,675,692	4,538,524
Expenses:
Management Fees	1,127,795	1,049,976	897,669	851,106
Interest Expense	535,538	664,310	528,748	418,614
Other Operating Expenses	1,078,139	511,655	537,113	609,986
Total Expenses	2,741,472	2,225,941	1,963,530	1,879,706
Net Investment Income	3,988,987	4,557,436	3,712,162	2,658,818
Net change in unrealized loss from investment transactions	(3,117,748)	857,145	(2,494,542)	6,569,933
Net realized loss	(1,140,285)	(1,074,326)	82,122	(6,020,447)
Net income (loss)	$(269,046)	$4,340,255	$1,299,742	$3,208,304
Amount per common share:
Net income (loss)	$(2.69)	$43.40	$13.00	$32.08
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000

 ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

The Fund's business activities contain elements of risk. The Fund considers the principal types of market risk to be interest rate risk and valuation risk. The Fund considers the management of risk essential to conducting its business and to maintaining profitability. Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund distributes all equity investments upon receipt.

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1% for the year ended December 31, 2003.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Fund" in Part I hereof, and the remainder is contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held May 12, 2004 ("Proxy Statement") under the caption "Proposal 2 -- To Elect Seven Directors of the Fund" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held May 12, 2004 under the caption "Proposal 2 -- To Elect Seven Directors of the Fund" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the Fund's 2003 Proxy Statement under the caption "Annex A -- Beneficial Ownership of Fund Shares" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the Fund's 2003 Proxy Statement under the captions: "Other Information -- Managers" and is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financials Statements and Financial Statement Schedules

Independent Auditors' Reports

Statements of Financial Position as of December 31, 2003 and 2002

Statements of Operations for the Years ended December 31, 2003, 2002 and 2001

Statements of Changes in Shareholder's Equity for the Years ended December 31, 2003, 2002 and 2001

Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001

Notes to Financial Statements

Financial Statement Schedules for the Year Ended December 31, 2003 and 2002 included in Item 14(a):

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

10.3 Form of Management Agreement between the Fund, the Manager and the Adviser to the Manager, Incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.

(b) Reports on Form 8-K

The Fund filed no reports on Form 8-K with the Commission during the fiscal quarter ended December 31, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING III, INC.

(Registrant)
By: /S/Ronald W. Swenson	By: /S/Brian R. Best
Ronald W. Swenson	Brian R. Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: March 26, 2004	Date: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NAME	TITLE	DATE
By: /S/J. Michael Egan	Director	March 26, 2004
J. Michael Egan
By: /S/Salvdor O. Gutierrez	President & Director	March 26, 2004
Salvador O. Gutierrez
By: /S/Scott C. Malpass	Director	March 26, 2004
Scott C. Malpass
By: /S/Michael G. McCaffery	Director	March 26, 2004
Michael G. McCaffery
By: /S/Roger V. Smith	Director	March 26, 2004
Roger V. Smith
By: /S/Arthur C. Spinner	Director	March 26, 2004
Arthur C. Spinner
By: /S/Ronald W. Swenson	CEO & Director	March 26, 2004
Ronald W. Swenson

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of

Venture Lending & Leasing III, Inc:

We have audited the accompanying statements of financial position of Venture Lending & Leasing III, Inc. (the "Fund") as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Fund for the year ended December 31, 2001 were audited by other auditors, who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of loans as of December 31, 2003, by correspondence with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2003 and 2002, and the results of its operations, changes in its shareholder's equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Deloitte & Touche LLP

February 23, 2004

Venture Lending & Leasing III, Inc.

Statements of Financial Position

As of December 31, 2003 and 2002
	December 31, 2003	December 31, 2002

ASSETS
Loans at estimated fair value
(Cost of $127,030,246 and $189,208,933)	$ 122,926,428	$ 183,723,840
Cash and cash equivalents	12,102,263	9,863,882
Other assets	1,148,288	1,738,755
	_______________	_______________
Total assets	$ 136,176,979	$ 195,326,477
	=============	==============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Borrowings under debt facilty	$ 59,155,025	$ 51,884,504
Accrued management fees	965,323	1,312,698
Accounts payable and other accrued liabilities	1,322,511	2,359,957
	_______________	_______________
Total liabilities	61,442,859	55,557,159
	_______________	_______________
Shareholder's equity:
Common stock: $0.001 par value, 200,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	155,004,400	155,004,400
Accumulated distributions	(85,549,717)	(11,935,264)
Accumulated earnings (deficit)	5,279,337	(3,299,918)
	_______________	_______________
Total shareholder's equity	74,734,120	139,769,318
	_______________	_______________
Total liabilities and shareholder's equity	$ 136,176,979	$ 195,326,477
	=============	==============

See notes to financial statements.

Venture Lending & Leasing III, Inc.

Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001
	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001

INVESTMENT INCOME:
Interest on loans	$ 23,401,103	$ 31,240,092	$ 22,195,707
Interest on short-term investments
and other income	326,949	817,173	741,564
	__________________	__________________	__________________
Total investment income	23,728,052	32,057,265	22,937,271
	__________________	__________________	__________________
EXPENSES:
Management fees	3,926,546	6,548,175	9,917,506
Interest expense	2,147,210	3,269,223	3,290,846
Other operating expenses	2,736,893	2,823,341	1,383,178
	__________________	__________________	__________________
Total expenses	8,810,649	12,640,739	14,591,530
	__________________	__________________	__________________
Net investment income	14,917,403	19,416,526	8,345,741
	__________________	__________________	__________________
Net change in unrealized loss from investments and hedging activity	1,814,788	(2,128,068)	(4,399,807)
Net realized loss from investment transactions	(8,152,936)	(12,771,267)	(8,179,065)
	__________________	__________________	__________________
Net income (loss)	$ 8,579,255	$ 4,517,191	$ (4,233,131)
	============	============	============
Net income (loss) per share	$ 85.79	$ 45.17	$ (42.33)
	============	============	============
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

Venture Lending & Leasing III, Inc.

Statements of Changes in Shareholder's Equity

For the Years Ended December 31, 2003, 2002 and 2001

			Capital in
	Common Stock		Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	Earnings (Deficit)	Total
	___________________________________________________________________

BALANCE, December 31, 2000	100,000	$ 100	$ 51,022,400	$ (2,396,740)	$ (3,583,978)	$ 45,041,782

Contributions			103,982,000			103,982,000
Distributions				(4,467,299)		(4,467,299)
Net loss					(4,233,131)	(4,233,131)
	___________________________________________________________________
BALANCE, December 31, 2001	100,000	$ 100	$ 155,004,400	$ (6,864,039)	$ (7,817,109)	$ 140,323,352

Distributions				(5,071,225)		(5,071,225)
Net income					4,517,191	4,517,191
	___________________________________________________________________
BALANCE, December 31, 2002	100,000	$ 100	$ 155,004,400	$ (11,935,264)	$ (3,299,918)	$ 139,769,318
	___________________________________________________________________
Distributions				(73,614,453)		(73,614,453)
Net income					8,579,255	8,579,255
	___________________________________________________________________
BALANCE, December 31, 2003	100,000	$ 100	$ 155,004,400	$ (85,549,717)	$ 5,279,337	$ 74,734,120
	___________________________________________________________________

See notes to financial statements.

Venture Lending & Leasing III, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001
	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 8,579,255	$ 4,517,191	$ (4,233,131)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss from investment transactions	8,152,936	12,771,267	8,179,065

Net change in unrealized loss from investments and hedging activities	(1,814,788)	2,128,068	4,399,807
Amortization of deferred assets	694,356	349,247	260,165
Increase in other assets	(39,428)	(221,848)	(151,834)
Net decrease in accounts payable, accrued liabilities, and accrued management fees	(951,308)	(1,794,724)	(134,028)
Acquisition of loans	(69,940,464)	(119,171,122)	(211,924,293)
Principal payments on loans	121,481,256	122,903,713	73,385,453
Acquisition of securities	(2,087,921)	(3,072,847)	(4,411,299)
	_________________	_________________	_________________
Net cash provided by (used in) operating activities	64,073,894	18,408,945	(134,630,095)
	_________________	_________________	_________________
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(68,550,000)	-	-
Contribution of capital	-	-	103,982,000
Deemed distribution to shareholder	(491,574)	(264,703)	(56,000)
Payment of deferred bank and bank related fees	(64,460)	(340,700)	(1,340,853)
Borrowings under debt facility	57,177,917	2,770,352	114,585,470
Repayment of borrowings under debt facility	(49,907,396)	(30,885,848)	(72,085,470)
	_________________	_________________	_________________
Net cash provided by (used in) financing activities	(61,835,513)	(28,720,899)	145,085,147
	_________________	_________________	_________________
Net increase (decrease) in cash and cash equivalents	2,238,381	(10,311,954)	10,455,052
CASH AND CASH EQUIVALENTS:
Beginning of year	9,863,882	20,175,836	9,720,784
	_________________	_________________	_________________
End of year	$ 12,102,263	$ 9,863,882	$ 20,175,836
	===========	===========	===========
CASH PAID DURING THE PERIOD FOR:
Interest	$ 2,142,399	$ 3,366,726	$ 3,343,702
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$ 4,572,880	$ 4,806,522	$ 4,411,299

The accompanying notes are an integral part of these statements.

Venture Lending & Leasing III, Inc.

Notes to Financial Statements

December 31, 2003

1. Organization and Operations of the Company

Venture Lending & Leasing III, Inc. (the Fund) was incorporated in Maryland on January 28, 2000, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. The Fund is a wholly owned subsidiary of Venture Lending & Leasing III, LLC, a Delaware limited liability company (the Company). The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies in the form of secured loans. Prior to commencing its operations on May 19, 2000, the Fund had no operations other than the sale of 100,000 shares to Venture Lending and Leasing III, LLC for $25,000. As of December 31, 2003, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986.

2. Summary of Significant Accounting Policies

Basis of Accounting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and demand deposits in banks with maturities of 90 days or less.

Valuation of Loans

Venture loans are privately negotiated transactions, and there is no established trading market in which such loans can be sold. Investments in loans are valued at their original cost less amortization of principal unless, pursuant to procedures established by the Fund's Board of Directors, the Fund's Managers determine that amortized cost does not represent fair value, in which case loans will be adjusted to their fair value as determined by the Board of Directors. Interest income on loans is recognized using the effective interest method.

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

Loans with a fair value of $7,547,196 and $7,249,794 and a cost of $11,651,014 and $12,734,888 have been classified as nonaccrual at December 31, 2003 and 2002, respectively.

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

The Fund enters into interest rate swap transactions to hedge its interest rate on its bank loans. The net interest received or paid on the transactions is included in interest expense. The fair value of the swap is recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investment transactions. As of December 31, 2003, the Fund has recorded a liability of $609,268 to reflect the value of the outstanding hedge transaction.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). The effective date of FIN 46 for non-registered investment companies (such as the Fund) has been deferred pending a decision by the FASB concerning whether to exempt such entities from applying the provisions of FIN 46.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-4 which provided guidance on the application of certain provisions of the AICPA Audit and Accounting Guide, Audits of Investment Companies, and SOP 95-2, Financial Reporting by Nonpublic Investment Partnerships. SOP 03-4 requires non-registered investment companies that meet certain criteria to disclose, as a financial highlight, an annual Internal Rate of Return (IRR) in place of the Total Return disclosure previously required. SOP 03-4 requires the IRR disclosure in annual financial statements issued for fiscal years beginning after December 15, 2003. The Fund will adopt the IRR provisions of SOP 03-4 for the fiscal year ending 2004.

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

3. Summary of Investments

Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance the borrower up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of December 31, 2003 and 2002, the Fund's investments in loans are primarily within the United States and are diversified among the following industries. The percentage of net assets (shareholder's equity) that each industry group represents is shown with the industry totals. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments).

Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund. As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower may change each month. For the year ended December 31, 2003, the weighted average interest rate on performing loans was 16.5%. Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest on non-performing assets.

	Percentage of	Estimated Fair	Final
Borrower	Net Assets	Value 12/31/03	Maturity Date
Application Service Providers
BlueStar Solutions [eOnline]		$489,346	8/1/04
Ultrabridge		353,704	*
Subtotal:	1.1%	$843,050
Biotechnology
CancerVax		$3,173,681	11/1/06
Trinity Biosystems		249,153	6/1/06
Zyomyx		425,431	7/1/04
Subtotal:	5.1%	$3,848,265
Communication Service Providers
Everest Broadband Networks		$49,047	*
Masergy Communications		2,627,113	4/1/06
Subtotal:	3.6%	$2,676,160
Communications Equipment
Atrica		$3,467,988	1/1/06
Bivio Networks [Network Robots]		784,637	*
Caymas Systems		1,074,723	6/1/06
Coriolis Networks		2,255,489	3/1/07
General Bandwidth		1,366,659	6/1/05
Gluon Networks		1,005,427	*
Inkra Networks		1,993,572	4/1/05
Nishan Systems		309,829	7/1/05
Nokia [Amber Networks]		1,247,252	7/1/04
Pedestal Networks		2,947,306	9/1/06
Sandial Systems		1,548,977	6/1/06
Sanera Systems		921,480	7/1/05
Santera Systems		650,187	4/1/05
ServGate Technologies		1,005,580	11/1/05
Valo		145,884	*
Subtotal:	27.7%	$20,724,990
Computers & Peripherals
3PARdata		$3,278,596	2/1/06
MaXXan Systems		3,536,414	11/1/05
Nauticus Networks		3,841,522	2/1/06
ONStor [Claristor]		1,223,086	9/1/06
Spinnaker Networks		1,689,057	4/1/06
Subtotal:		18.2%	$13,568,675
Internet
BridgeSpan [ezClose.com]		$459,806	6/1/04
Coremetrics		1,148,987	*
Evergreen Assurance		988,775	5/1/06
Postini		1,184,434	11/1/06
QuinStreet [Echo Online Networks]		349,679	11/1/04
Slam Dunk Networks		6,268	*
Subtotal:	5.5%	$4,137,949
Medical Devices
Alere Medical		$4,839,782	12/1/06
CardioNOW		258,306	3/1/05
Coalescent Surgical		4,940,092	12/1/06
Confirma		570,775	6/1/04
Evalve		3,204,493	2/1/06
NeoGuide Systems		238,974	2/1/05
Neomend		193,415	*
Ntero Surgical		394,593	*
Volcano Therapeutics		4,413,968	9/1/06
Subtotal:	25.5%	$19,054,398
Other
Ion America		$1,194,520	4/1/06
Kiwi Networks		1,194,621	12/1/06
Lumenare [Avulet]		227,124	9/1/04
Nanosolar		233,208	8/1/06
Subtotal:	3.8%	$2,849,473
Photonics
Cenix		$1,330,630	*
Covega [Quantum Photonics]		688,897	2/1/05
E2O Communications		1,606,802	3/1/05
Infinera [Zepton Networks]		5,524,246	10/1/05
Inphi		2,205,514	12/1/06
iolon		1,112,851	2/1/05
Network Elements		526,387	6/1/04
NovX Microsystems		253,395	4/1/05
Nufern		2,063,973	2/1/05
Optinel Systems		513,371	9/1/04
Tsunami Optics [Stratos Lightwave]		46,282	5/1/04
Subtotal:	21.2%	$15,872,348
Semiconductor Equipment
Molecular Imprints		$2,050,833	4/1/06
Subtotal:	2.7%	2,050,833
Semiconductors
Aeluros		$801,654	3/1/06
Ample Communications		1,010,218	2/1/05
Aristos Logic		593,957	9/1/06
Brion Technologies		629,878	11/1/06
Fyre Storm		785,928	2/1/06
Intel [VxTel]		188,295	1/1/04
Ishoni Networks [HiQ Networks]		2,027,577	*
Kineto Wireless [BluZona]		1,014,109	5/1/05
Matrix Semiconductor		3,715,743	12/1/06
Nexsil		715,996	1/1/06
Scintera Networks		1,520,668	10/1/06
Sierra Monolithics		919,381	3/1/05
Stretch		2,780,161	12/1/06
T-Ram		1,014,255	7/1/05
TriCN		122,612	11/1/06
Universal Network Machines		1,765,879	9/1/06
Subtotal:	26.2%	$19,606,311
Software
Accruent		$1,458,449	10/1/06
Airgo Networks [Woodside Networks]		3,200,765	4/1/06
Andale		2,178,747	11/1/06
Avamar Technologies		2,940,150	9/1/06
Bang Networks		107,030	*
Ceon		386,507	4/1/05
Chordiant Software [On Demand]		119,647	9/1/04
CiraNova		479,198	9/1/05
CoWare		942,628	12/1/06
Enkata Technologies		1,273,066	9/1/06
InterSan		934,282	12/1/06
KonaWare		265,632	4/1/06
MAE Software		448,999	11/1/06
Merced Systems		630,979	12/1/05
Net6 [WebUnwired]		1,525,398	4/1/06
NetForensics		149,126	8/1/04
Pivia		274,909	9/1/05
Plaxo		164,535	11/1/06
PSS Systems		213,929	6/1/06
Subtotal:	23.7%	$17,693,976
Total: (Cost of $127,030,246)	164.5%	$122,926,428

* As of December 31, 2003 loans with a cost basis of $11.7 million and a fair value of $7.5 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety.

Loan balances as of December 31, 2002, are summarized by borrower below:
	Percentage of	Estimated Fair	Final
Borrower	Net Assets	Value 12/31/02	Maturity Date
Application Service Providers
Asera		$373,890	*
BlueStar Solutions [eOnline]		2,148,849	8/1/04
Ultrabridge		353,704	3/1/04
Subtotal:	2.1%	$2,876,443
Biotechnology
Acusphere [Polymers for Medicine]		$1,650,416	4/1/04
CancerVax		4,358,904	2/1/06
Zyomyx		1,561,646	7/1/04
Subtotal:	5.4%	$7,570,966
Communication Service Providers
Everest Broadband Networks		$138,309 *
Subtotal:	0.1%	$138,309
Communications Equipment
Atrica		$5,133,655	1/1/06
Bivio Networks [Network Robots]		2,179,008	3/1/05
Calient Networks		2,035,441	12/1/04
Calix Networks		1,470,588	*
Caymas		660,594	12/1/05
Coriolis Networks		2,207,647	3/1/07
General Bandwidth		2,269,290	6/1/05
Gluon Networks		3,015,432	1/1/05
Inkra Networks		5,723,945	4/1/05
Network Photonics		2,654,510	9/1/05
Nishan Systems		571,809	7/1/05
Nokia [Amber Networks]		3,793,666	7/1/04
Polaris Networks		2,852,759	8/1/05
Rapid 5 Networks		1,859,077	*
Sandial Systems		1,052,675	10/1/05
Sanera Systems		3,657,139	7/1/05
Santera Systems		1,106,681	4/1/05
Valo		1,452,402	12/1/05
Subtotal:	31.3%	$43,696,318
Computers & Peripherals
3PARdata		$4,850,600	9/1/05
Andes Networks [BeeLine Networks]		169,675	11/1/03
Claristor [Agile Storage, Inc.]		1,053,940	12/1/05
InfiniSwitch		3,037,666	7/1/05
Intruvert Networks		989,059	8/1/05
IronPort Systems		1,100,252	12/1/05
Kuokoa Networks		1,144,488	9/1/05
MaXXan Systems		6,127,989	11/1/05
Nauticus Networks		1,763,560	6/1/05
Spinnaker Networks		1,529,023	12/1/05
Subtotal:	15.6%	$21,766,252
Internet
BridgeSpan [ezClose.com]		$1,820,833	6/1/04
Coremetrics		1,601,618	*
ECtone		46,792	*
Evergreen Assurance		605,155	12/1/05
Postini		819,877	6/1/04
QuinStreet [Echo Online Networks]		1,448,602	11/1/04
RivalWatch		23,669	4/1/03
Slam Dunk Networks		18,777	*
Subtotal:	4.6%	$6,385,323
Medical Devices
Alere Medical		$2,758,080	12/1/05
Cameron Health		916,026	11/1/04
Cardica [Vascular Innovations]		7,052,761	6/1/05
CardioNOW		509,948	3/1/05
Confirma [Merlin Dataworks]		1,786,068	6/1/04
NeoGuide Systems		642,795	3/1/05
Neomend [Advanced Closure Systems]		340,671	6/1/04
Ntero Surgical		917,446	5/1/04
Subtotal:	10.7%	$14,923,795
Other
Chahaya Optronics		$678,552	*
Lumenare [Avulet]		486,206	9/1/04
Subtotal:	0.8%	$1,164,758
Photonics
AcceLight Networks		$5,699,668	10/1/04
Cenix		3,020,949	10/1/04
Ceyba		7,313,124	4/1/05
E2O Communications		3,215,550	3/1/05
Gemfire		672,100	*
Infinera [Zepton Networks]		8,357,487	10/1/05
Inphi		3,134,876	12/1/05
IoLon		2,267,816	2/1/05
LaserSharp		274,527	*
Network Elements		4,469,172	6/1/04
NovX Microsystems		413,579	4/1/05
Nufern		3,664,501	2/1/05
Onix Microsystems		1,664,084	6/1/04
Optinel Systems		1,412,604	9/1/04
Quantum Photonics		2,370,285	9/1/04
Sparkolor		115,564	*
Tsunami Optics [Stratos Lightwave]		665,371	5/1/04
Subtotal:	34.9%	$48,731,257
Semiconductor Equipment
Molecular Imprints		$868,259	10/1/05
Subtotal:	0.6%	$868,259
Semiconductors
Aeluros		$983,487	11/1/05
Ample Communications		3,530,969	2/1/05
Fyre Storm		647,485	6/1/05
Intel [VxTel]		1,110,704	1/1/04
Ishoni Networks [HiQ Networks]		3,501,324	8/1/04
Kineto Wireless [BluZona]		2,145,766	5/1/05
Matrix Semiconductor		2,703,793	9/1/05
Scintera Networks		856,027	11/1/05
Sierra Monolithics		2,522,067	3/1/05
T-Ram		1,984,383	7/1/05
Universal Network Machines		1,312,494	1/1/06
Subtotal:	15.2%	$21,298,499
Software
Airgo Networks [Woodside Networks, Inc.]		$4,726,457	12/1/05
Alopa Networks		1,610,078	10/1/04
Bang Networks		1,933,634	7/1/04
Ceon		858,995	2/1/04
Chordiant Software [On Demand]		427,555	9/1/04
InterSan		276,113	10/1/05
Merced Systems		1,072,037	12/1/05
Net6 [WebUnwired]		1,138,962	12/1/05
netForensics		503,823	8/1/04
Pivia		432,809	9/1/05
Steeleye Technology		28,741	12/1/04
Syndeo		1,294,457	3/1/04
Subtotal:	10.2%	$14,303,661
Total: (Cost of $189,208,933)	131.4%	$183,723,840

* As of December 31, 2002 loans with a cost basis of $12.7 million and a fair value of $7.2 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrower. As a result, the Fund is subject to general credit risk associated with such companies. The receivables under these loans are used by the Fund as collateral for borrowings of the Fund. At December 31, 2003 and 2002, the Fund has unfunded commitments to borrowers of $313,968,365 and $284,785,228, respectively. Only $55,450,211 of these commitments remain unexpired as of December 31, 2003.

Included in the net change in unrealized loss from investment transactions for the years ended December 31, 2003, 2002, and 2001 is an unrealized loss on loans of $1,381,275, $2,281,741, and $3,203,352, respectively. This amount represents the net change in estimated fair value of loans determined by the Fund's Managers in accordance with the procedures established by the Fund's Board of Directors. The unrealized gain (loss) figure includes amounts which represent the reversal of previously adjusted loans which have been written off during the year.

For the years ended December 31, 2003, 2002, and 2001 the Fund distributed $4,572,880, $4,806,522, and $4,411,299, respectively of investment securities to the Company, respectively.

4. Long-Term Debt Facility

As of December 31, 2003, the Fund had in place a securitization debt facility of $160 million to finance the acquisition of asset-based loans. Under this facility, the Fund was eligible to borrow up to $160 million and $250 million as of December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Fund had borrowed $59 million and $52 million, respectively, under this facility. Loans can be drawn on the credit facility at a minimum of $5 million and in $1 million increments in excess thereof. The interest rate on this facility is the "Cost of Funds Rate" plus 0.50 percent, which at December 31, 2003, was 1.16 percent. The facility is due to expire in December 2005.

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

As a condition of the expansion of the facility in 2002, the Fund has taken out an insurance policy insuring the repayment of the loans under this facility to the banks. Total fees are recognized on a straight-line basis over the life of the policy.

Costs of $150,000 were incurred in connection with initially procuring the facility. These costs have been capitalized and are being amortized over three years. Costs of $767,016 were incurred in order to expand the facility. These costs were capitalized and are being amortized over the life of the facility. Costs of $340,700 were incurred in order to maximize the availability under the facility in 2002. These costs have been capitalized and are being amortized over the life of the facility. In early 2003, the Fund decreased the size of the debt facility, and expensed $328,538 which represented the unamortized cost of the fees related to the cancelled portion of the facility. Additionally, costs of $64,460 were incurred during 2003 which have been capitalized and are being expensed over the remaining life of the facilty.

The required aggregate debt payments for the remaining three years are as follows:
Year	Principal Payments
2004	$38,061,450
2005	17,478,121
2006	3,615,454
$59,155,025

5. Interest Rate Swaps

At December 31, 2003 and 2002, the Fund had an interest rate swap transaction with a notional principal amount of $53.2 million and $51.0 million, respectively, to convert floating rate liabilities to fixed rates. The Fund pays a fixed rate of 2.895 percent and receives from the counterparty a floating 30-day LIBOR rate. Payments are made monthly and terminate on March 27, 2006 The fair value of swap transactions at December 31, 2003 and 2002, was $(609,268) and $(1,042,781), respectively.

6. Capital Stock

As of December 31, 2003 and 2002, there were 200,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

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

8. Management

Westech Investment Advisors (the Manager) serves as the investment manager for the Fund. As compensation for its services to the Fund, the Manager receives a management fee (the Management Fee) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing. Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Fees of $3,926,546, $6,548,175 and $9,917,506 were recognized as expenses for the years ended December 31, 2003, 2002, and 2001.

For the year ended December 31, 2003, 2002, and 2001, expenses of $491,573, $264,703, and $56,000 were allocated to the Company by the Fund and treated as deemed distributions. These expenses were primarily composed of management fees, accounting and tax fees, and bank custodial fees.

Certain officers and directors of the Fund also serve as officers and directors of Westech Investment Advisors.

9. Financial Highlights

Accounting principles generally accepted in the United States require disclosure of financial highlights of the Fund for the years ended December 31, 2003, 2002 and 2001. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets calculated below are computed based upon the aggregate weighted average net assets of the Fund for the years presented. Net investment income (loss) is inclusive of all investment income, net of expense, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average number of shares outstanding.
	Year Ended

	12/31/03	12/31/02	12/31/01
	________________	_______________	_______________
Total Return	9.2%	3.2%	(4.7%)
	==========	==========	==========
Per Share Amounts:
Net Asset Value, Beginning of Period	$1,398	$1,403	$450
Net Investment Income	$149	$194	$84
Net Realized Loss & Change in Unrealized Loss	$(64)	$(148)	$(126)
Total Income	$85	$46	$(42)
Capital Contributions	$0	$0	$1,040
Capital Distributions	$(736)	$(51)	$(45)

Net Asset Value, End of period	$747	$1,398	$1,403
	==========	==========	==========
Net Assets, End of period	$74,734,120	$139,769,318	$140,323,351
	==========	==========	==========
Ratios to Average Net Assets:

Expenses	8%	9%	14%
Net Investment Income	14%	14%	8%

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

Date: March 26, 2004
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

Date: March 26, 2004

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
March 26, 2004

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Best, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Brian R. Best

Brian R. Best
Chief Financial Officer

March 26, 2004