Form 10-Q
period 2004-03-31
VENTURE LENDING & LEASING III INC
filed 2004-05-21
CIK 1107274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes Ö No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes __ No Ö

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Outstanding as of May 2, 2004

Common Stock, $.001 par value 100,000

EXPLANATORY NOTE

Venture Lending & Leasing III, Inc. intends to restate its financial statements for the years ended December 31, 2001, 2002, and 2003, to reflect a correction in the amount of interest income recognized each year. The statement of financial position as of December 31, 2003, the statement of operations for the three months ended March 31, 2003, and the statement of cash flows for the three months ended March 31, 2003, contained in this quarterly Report on Form 10-Q have been restated. For a description of the restatement, see "Restatement" in note 2 to the accompanying unaudited condensed financial statements. In addition, at the earliest possible time in the second quarter of 2004, Venture Lending & Leasing III, Inc. expects to file an amended Annual Report on Form 10-K/A for the year ended December 31, 2003.

VENTURE LENDING & LEASING III, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (As restated)

Condensed Statements of Financial Position (Unaudited)

As of March 31, 2004 and December 31, 2003 (As restated)

Condensed Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2004 and 2003 (As restated)

Condensed Statements of Changes in Shareholder's Equity (Unaudited)

For the Three Months Ended March 31, 2004

Condensed Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2004 and 2003 (As restated)

Notes to Condensed Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

Item 3. Quantitative & Qualitative Disclosures About Market Risk

Item 4. Disclosure Controls and Procedures

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
	March 31, 2004	December 31, 2003
		As Restated
		See Note 2
ASSETS
Loans at estimated fair value
(Cost of $116,127,861 and $127,030,246)	$ 109,469,221	$ 122,926,428
Cash and cash equivalents	10,392,419	12,102,263
Other assets	1,877,608	2,567,204
	_______________	________________
Total assets	$ 121,739,248	$ 137,595,895
	=============	==============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Borrowings under debt facilty	$ 43,978,140	$ 59,155,025
Accrued management fees	872,809	965,323
Accounts payable and other accrued liabilities	1,653,032	1,322,511
	_______________	________________
Total liabilities	46,503,981	61,442,859
	_______________	________________
Shareholder's equity:
Common stock: $0.001 par value, 200,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	155,004,400	155,004,400
Accumulated distributions	(87,063,549)	(85,549,717)
Accumulated earnings	7,294,316	6,698,253
	_______________	________________
Total shareholder's equity	75,235,267	76,153,036
	_______________	________________
Total liabilities and shareholder's equity	$ 121,739,248	$ 137,595,895
	=============	==============

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
		As Restated
		See Note 2
INVESTMENT INCOME:
Interest on loans	$ 4,878,630	$ 6,472,510
Interest on short-term investments
and other income	46,629	63,881
	_______________	_______________
Total investment income	4,925,259	6,536,391
	_______________	_______________
EXPENSES:
Management fees	752,900	1,127,795
Interest expense	443,587	535,538
Other operating expenses	511,414	1,078,139
	_______________	_______________
Total expenses	1,707,901	2,741,472
	_______________	_______________
Net investment income	3,217,358	3,794,919
	_______________	_______________
Net change in unrealized loss from investments and hedging activity	(2,495,264)	(3,117,748)
Net realized loss from investment transactions	(126,031)	(1,140,285)
	_______________	_______________
Net income (loss)	$ 596,063	$ (463,114)
	=============	=============
Net income (loss) per share	$ 5.96	$ (4.63)
	=============	=============
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

			Capital in
	Common Stock		Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	Earnings	Total

BALANCE, December 31, 2003 - As previously reported	100,000	$ 100	$155,004,400	$(85,549,717)	$ 5,279,337	$ 74,734,120
Prior Period Adjustment					1,418,916	1,418,916
	___________________________________________________________________
BALANCE, December 31, 2003 - As restated - See Note 2	100,000	100	155,004,400	(85,549,717)	6,698,253	76,153,036
Distributions				(1,513,832)		(1,513,832)
Net income					596,063	596,063
	___________________________________________________________________
BALANCE, March 31, 2004	100,000	$ 100	$155,004,400	$ 87,063,549)	$ 7,294,316	$ 75,235,267
	============================================================

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2004	March 31, 2003
		As Restated
		See Note 2
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 596,063	$ (463,114)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Net realized loss from investment transactions	126,031	1,140,285

Net change in unrealized loss from investments and hedging activities	2,495,264	3,117,748
Amortization of deferred assets	83,085	445,100
Decrease in other assets	606,510	284,438
Net increase (decrease) in accounts payable, accrued liabilities, and accrued management fees	297,564	(863,455)
Acquisition of loans	(17,552,028)	(18,393,312)
Principal payments on loans	28,328,384	33,400,846
Acquisition of securities	(1,377,296)	(137,383)
	____________	____________
Net cash provided by operating activities	13,603,577	18,531,153
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	-	(41,550,000)
Deemed distribution to shareholder	(136,536)	(121,411)
Payment of deferred bank and bank related fees	-	(64,460)
Borrowings under debt facility	-	35,839,518
Repayment of borrowings under debt facility	(15,176,885)	(6,041,228)
	____________	____________
Net cash used in financing activities	(15,313,421)	(11,937,581)
	____________	____________
Net increase (decrease) in cash and cash equivalents	(1,709,844)	6,593,572
CASH AND CASH EQUIVALENTS:
Beginning of year	12,102,263	9,863,882
	____________	____________
End of period	$ 10,392,419	$ 16,457,454
	===========	===========
CASH PAID DURING THE PERIOD FOR:
Interest	$ 447,866	$ 523,548
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$ 1,377,296	$ 1,936,491

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2004

  ORGANIZATION AND OPERATIONS OF THE FUND

  Venture Lending & Leasing III, Inc., (the "Fund"), was incorporated in Maryland on February 1, 2000 as a nondiversified closed-end management investment company electing status as a business development company ("BDC") under the Investment Company Act of 1940. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing III, LLC (the "Company"). Prior to commencing its operations on May 19, 2000, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000. This issuance of stock was a requirement in order to apply for a lender's license. In the period between February 1, 2000 and May 19, 2000, the Fund was not subject to SEC reporting requirements. The Fund became subject to SEC reporting requirements on May 19, 2000.

  In Management's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments, except as noted below in note 2) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in The United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003.

  RESTATEMENT

  Subsequent to the issuance of its financial statements for the year ended December 31, 2003, management of the Fund determined that the Fund's methodology of accruing interest income one month after it had been earned resulted in accruals that were materially different from amounts that would have been accrued in accordance with generally accepted accounting principles in the United States of America. As a result, interest on loans, other assets, and accumulated earnings have been restated from amounts previously reported.

  A summary of the significant effects of the restatement is as follows:

Impact on Statement of Operations:

	Three Months ended March 31, 2003	Three Months ended March 31, 2003
	As Previously Reported	As Restated

Interest on loans	$ 6,666,578	$ 6,472,510
	===============	===============
Net investment income	$ 3,988,987	$ 3,794,919
	===============	===============
Net loss	$ (269,046)	$ (463,114)
	===============	===============
Net loss per share	$ (2.69)	$ (4.63)
	===============	===============

Impact on Statement of Financial Position:
	As of December 31, 2003	As of December 31, 2003
	As Previously Reported	As Restated

Other assets	$ 1,148,288	$ 2,567,204
	===============	===============
Shareholder's equity	$ 74,734,120	$ 76,153,036
	===============	===============

Impact on Financial Highlights:
	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2003
	As Previously reported	As Restated

Total Return *	(0.8%)	(1.3%)

Ratios to Average Net Assets:
Expenses *	8%	8%
Net Investment Income *	12%	11%

* Annualized

  As a result of this restatement, the Fund reported a $1,418,916 adjustment to accumulated earnings as of December 31, 2003.

  SUMMARY OF INVESTMENTS

  Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2004, the Fund's investments in loans are to companies based primarily within the United States and are diversified among borrowers in the industries shown below. The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

  Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund. As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month. For the three month periods ended March 31, 2004 and 2003, the weighted average interest rate on performing loans was 17.7% and 15.2%, respectively. Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

  Loans as of March 31, 2004 consist of the following:

	Percentage of	Estimated Fair	Final
Borrower	Net Assets	Value 3/31/04	Maturity Date

Application Service Providers
BlueStar Solutions [eOnline]		$340,649	8/1/04
Subtotal:	0.5%	$340,649
Biotechnology

CancerVax		$2,708,154	11/1/06
Trinity Biosystems		$229,425	6/1/06
Zyomyx		$146,866	7/1/04
Subtotal:	4.1%	$3,084,445
Communication Service Providers
Everest Broadband Networks		$34,931	*
Masergy Communications		$5,205,230	9/1/06
Subtotal:	7.0%	$5,240,161
Communications Equipment
Atrica		$2,963,888	1/1/06
Bivio Networks [Network Robots]		$634,637	*
Caymas Systems		$966,110	6/1/06
Coriolis Networks		$359,769	*
General Bandwidth		$1,112,562	6/1/05
Inkra Networks		$1,310,631	4/1/05
Nishan Systems		$235,646	7/1/05
Nokia [Amber Networks]		$733,817	7/1/04
Pedestal Networks		$2,594,061	9/1/06
Sandial Systems		$1,349,031	6/1/06
Sanera Systems		$609,155	7/1/05
Santera Systems		$522,741	4/1/05
Valo		$73,285	*
Subtotal:	17.9%	$13,465,333
Computers & Peripherals
3PARdata		$2,792,353	2/1/06
MaXXan Systems		$2,958,937	11/1/05
ONStor [Claristor]		$1,107,169	9/1/06
Subtotal:	9.1%	$6,858,459
Internet
Coremetrics		$1,044,533	*
Evergreen Assurance		$879,729	5/1/06
Postini		$1,077,473	11/1/06
QuinStreet [Echo Online Networks]		$268,242	11/1/04
Subtotal:	4.3%	$3,269,977
Medical Devices
Alere Medical		$4,240,424	12/1/06
Coalescent Surgical		$4,407,351	12/1/06
Confirma		$233,185	6/1/04
Evalve		$2,854,046	2/1/06
NeoGuide Systems		$188,340	2/1/05
Neomend		$124,415	*
Ntero Surgical		$394,593	*
Volcano Therapeutics		$4,103,872	9/1/06
Subtotal:	22.0%	$16,546,226
Other
Ion America		$1,070,976	4/1/06
Kiwi Networks		$1,070,492	12/1/06
Lumenare [Avulet]		$156,035	9/1/04
Nanosolar		$217,504	8/1/06
Subtotal:	3.3%	$2,515,007
Photonics
Cenix		$1,330,630	*
Covega [Quantum Photonics]		$587,608	2/1/05
E2O Communications		$1,325,146	3/1/05
Infinera [Zepton Networks]		$4,732,245	10/1/05
Inphi		$1,831,190	12/1/06
iolon		$809,019	2/1/05
Network Elements		$88,091	6/1/04
NovX Microsystems		$208,024	4/1/05
Nufern		$1,621,661	2/1/05
Optinel Systems		$245,668	9/1/04
Tsunami Optics [Stratos Lightwave]		$24,349	5/1/04
Subtotal:	17.0%	$12,803,631
Semiconductor Equipment
Molecular Imprints		$1,831,705	4/1/06
Subtotal:	2.4%	$1,831,705
Semiconductors
Aeluros		$701,723	3/1/06
Ample Communications		$468,477	2/1/05
Analogix Semiconductor		$3,180,363	3/1/07
Aristos Logic		$954,371	2/1/07
Brion Technologies		$584,777	11/1/06
Fyre Storm		$671,777	2/1/06
Ishoni Networks [HiQ Networks]		$584,701	*
Matrix Semiconductor		$3,310,004	12/1/06
Nexsil		$621,137	1/1/06
Scintera Networks		$1,381,115	10/1/06
Sierra Logic		$249,623	2/1/07
Sierra Monolithics		$473,174	3/1/05
Stretch		$2,513,675	12/1/06
T-Ram		$747,186	7/1/05
Universal Network Machines		$1,818,975	11/1/06
Subtotal:	24.4%	$18,375,082	3/1/07
Software
Accruent		$1,465,876	1/1/07
Adaptive Planning		$451,931	2/1/07
Adaptive Planning		$451,931	2/1/07
Airgo Networks [Woodside Networks]		$2,693,025	4/1/06
Andale		$2,088,147	11/1/06
Avamar Technologies		$3,244,709	3/1/07
Bang Networks		$82,739	*
Ceon		$318,203	4/1/05
CiraNova		$415,139	9/1/05
CoWare		$867,688	12/1/06
Enkata Technologies		$1,144,989	9/1/06
Friendster		$2,361,566	5/1/07
InterSan		$879,269	12/1/06
IXI Mobile		$3,980,931	7/1/06
KonaWare		$240,044	4/1/06
MAE Software		$410,176	11/1/06
Merced Systems		$509,655	12/1/05
Net6 [WebUnwired]		$1,302,018	4/1/06
NetForensics		$89,571	8/1/04
Nlayers		$1,005,384	8/1/06
Pivia		$231,138	9/1/05
Platform Solutions		$470,833	12/1/06
Plaxo		$159,507	11/1/06
PSS Systems		$196,351	6/1/06
Rome Corporation, Inc.		$529,657	1/1/07
Subtotal:	33.4%	$25,138,546

Total: (Cost of $116,127,861)	145.5%	$109,469,221

  * As of March 31, 2004, loans with a cost basis of $11.3 million and a fair value of $4.7 million, have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety.

  Loans as of December 31, 2003, consisted of the following

	Percentage of	Estimated Fair	Final
Borrower	Net Assets	Value 12/31/03	Maturity Date
Application Service Providers
BlueStar Solutions [eOnline]		$489,346	8/1/04
Ultrabridge		353,704	*
Subtotal:	1.1%	$843,050
Biotechnology
CancerVax		$3,173,681	11/1/06
Trinity Biosystems		249,153	6/1/06
Zyomyx		425,431	7/1/04
Subtotal:	5.1%	$3,848,265
Communication Service Providers
Everest Broadband Networks		$49,047	*
Masergy Communications		2,627,113	4/1/06
Subtotal:	3.5%	$2,676,160
Communications Equipment
Atrica		$3,467,988	1/1/06
Bivio Networks [Network Robots]		784,637	*
Caymas Systems		1,074,723	6/1/06
Coriolis Networks		2,255,489	3/1/07
General Bandwidth		1,366,659	6/1/05
Gluon Networks		1,005,427	*
Inkra Networks		1,993,572	4/1/05
Nishan Systems		309,829	7/1/05
Nokia [Amber Networks]		1,247,252	7/1/04
Pedestal Networks		2,947,306	9/1/06
Sandial Systems		1,548,977	6/1/06
Sanera Systems		921,480	7/1/05
Santera Systems		650,187	4/1/05
ServGate Technologies		1,005,580	11/1/05
Valo		145,884	*
Subtotal:	27.2%	$20,724,990
Computers & Peripherals
3PARdata		$3,278,596	2/1/06
MaXXan Systems		3,536,414	11/1/05
Nauticus Networks		3,841,522	2/1/06
ONStor [Claristor]		1,223,086	9/1/06
Spinnaker Networks		1,689,057	4/1/06
Subtotal:	17.8%	$13,568,675
Internet
BridgeSpan [ezClose.com]		$459,806	6/1/04
Coremetrics		1,148,987	*
Evergreen Assurance		988,775	5/1/06
Postini		1,184,434	11/1/06
QuinStreet [Echo Online Networks]		349,679	11/1/04
Slam Dunk Networks		6,268	*
Subtotal:	5.4%	$4,137,949
Medical Devices
Alere Medical		$4,839,782	12/1/06
CardioNOW		258,306	3/1/05
Coalescent Surgical		4,940,092	12/1/06
Confirma		570,775	6/1/04
Evalve		3,204,493	2/1/06
NeoGuide Systems		238,974	2/1/05
Neomend		193,415	*
Ntero Surgical		394,593	*
Volcano Therapeutics		4,413,968	9/1/06
Subtotal:	25.0%	$19,054,398
Other
Ion America		$1,194,520	4/1/06
Kiwi Networks		1,194,621	12/1/06
Lumenare [Avulet]		227,124	9/1/04
Nanosolar		233,208	8/1/06
Subtotal:	3.7%	$2,849,473
Photonics
Cenix		$1,330,630	*
Covega [Quantum Photonics]		688,897	2/1/05
E2O Communications		1,606,802	3/1/05
Infinera [Zepton Networks]		5,524,246	10/1/05
Inphi		2,205,514	12/1/06
iolon		1,112,851	2/1/05
Network Elements		526,387	6/1/04
NovX Microsystems		253,395	4/1/05
Nufern		2,063,973	2/1/05
Optinel Systems		513,371	9/1/04
Tsunami Optics [Stratos Lightwave]		46,282	5/1/04
Subtotal:	20.8%	$15,872,348
Semiconductor Equipment
Molecular Imprints		$2,050,833	4/1/06
Subtotal:	2.7%	2,050,833
Semiconductors
Aeluros		$801,654	3/1/06
Ample Communications		1,010,218	2/1/05
Aristos Logic		593,957	9/1/06
Brion Technologies		629,878	11/1/06
Fyre Storm		785,928	2/1/06
Intel [VxTel]		188,295	1/1/04
Ishoni Networks [HiQ Networks]		2,027,577	*
Kineto Wireless [BluZona]		1,014,109	5/1/05
Matrix Semiconductor		3,715,743	12/1/06
Nexsil		715,996	1/1/06
Scintera Networks		1,520,668	10/1/06
Sierra Monolithics		919,381	3/1/05
Stretch		2,780,161	12/1/06
T-Ram		1,014,255	7/1/05
TriCN		122,612	11/1/06
Universal Network Machines		1,765,879	9/1/06
Subtotal:	25.7%	$19,606,311
Software
Accruent		$1,458,449	10/1/06
Airgo Networks [Woodside Networks]		3,200,765	4/1/06
Andale		2,178,747	11/1/06
Avamar Technologies		2,940,150	9/1/06
Bang Networks		107,030	*
Ceon		386,507	4/1/05
Chordiant Software [On Demand]		119,647	9/1/04
CiraNova		479,198	9/1/05
CoWare		942,628	12/1/06
Enkata Technologies		1,273,066	9/1/06
InterSan		934,282	12/1/06
KonaWare		265,632	4/1/06
MAE Software		448,999	11/1/06
Merced Systems		630,979	12/1/05
Net6 [WebUnwired]		1,525,398	4/1/06
NetForensics		149,126	8/1/04
Pivia		274,909	9/1/05
Plaxo		164,535	11/1/06
PSS Systems		213,929	6/1/06
Subtotal:	23.2%	$17,693,976

Total: (Cost of $127,030,246)	161.4%	$122,926,428

  * As of December 31, 2003 loans with a cost basis of $11.7 million and a fair value of $7.5 million had been classified as non-accrual. These loans had been accelerated from original maturity and were due in their entirety.

  The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrowers. As a result, the Fund is subject to general credit risk associated with such companies. At March 31, 2004, the Fund had unfunded commitments to borrowers of $328.0 million. Of these commitments $67.7 million remain unexpired at March 31, 2004.

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

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

  In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46R). The effective date of FIN 46R for non-registered investment companies (such as the Company) has been deferred pending a decision by the FASB concerning whether to exempt such entities from applying the provisions of FIN 46R.

  In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-4 which provided guidance on the application of certain provisions of the AICPA Audit and Accounting Guide, Audits of Investment Companies, and SOP 95-2, Financial Reporting by Nonpublic Investment Partnerships. SOP 03-4 requires non-registered investment companies that meet certain criteria to disclose, as a financial highlight, an annual Internal Rate of Return (IRR) in place of the Total Return disclosure previously required. SOP 03-4 requires the IRR disclosure in annual financial statements issued for fiscal years beginning after December 15, 2003. The Fund will adopt the IRR provisions of SOP 03-4 as of December 31, 2004.

  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2004 and 2003. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	Three Months Ended

	3/31/04	3/31/03
	____________	______________
Total Return *	3.1%	(1.3%)
	==========	============
Per Share Amounts:
Net Asset Value, Beginning of Period	$761.53	$1,420.05
	____________	______________
Net Investment Income	$32.17	$37.95
Net Realized Loss & Change in Unrealized Loss	$(26.21)	$(42.58)
	____________	______________
Total Income	$5.96	$(4.63)
Capital Contributions	$0.00	$0.00
Capital Distributions	$(15.14)	$(436.08)
	____________	______________
Net Asset Value, End of period	$752.35	$979.34
	==========	============
Net Assets, End of period	$75,235,267	$97,933,679
	==========	============
Ratios to Average Net Assets:

Expenses *	9%	8%
Net Investment Income *	17%	11%

* Annualized

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

In addition to the historical information contained herein, this Quarterly Report on Form 10-Q contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments and competition. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business.

Restatement

Subsequent to the issuance of its financial statements for the year ended December 31, 2003, management of the Fund determined that the Fund's methodology of accruing interest income one month after it had been earned resulted in accruals that were materially different from amounts that would have been accrued in accordance with generally accepted accounting principles in the United States of America. As a result, interest on loans, other assets, and accumulated earnings have been restated from amounts previously reported.

Filing of Restated Financial Statements

At the earliest possible time in the second quarter of 2004, Venture Lending & Leasing III, Inc. expects to file an amended Annual Report on Form 10-K/A for the year ended December 31, 2003.

For further information of the impact of the restatement on the condensed statement of operations for the three months ended March 31, 2003 and the statement of financial position as of December 31, 2003, see note 2 to the condensed financial statements.

Overview

Venture Lending & Leasing III, Inc. (the "Fund") is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies. Our portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. Our capital is generally used by our portfolio companies to finance acquisitions of fixed assets and working capital. On May 19, 2000, we completed our first closing of capital, made our first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2000. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.

The Fund's investment objective is to achieve a high total return. The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies. Historically, the Fund's investing activities have focused primarily on private debt securities. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments. The Fund generally distributes these warrants to its shareholder upon receipt. The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed technology companies. The borrower's ability to repay their loans may be adversely impacted by a number of factors, and as a result the loan may not fully be repaid. Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.

Critical Accounting Policies

We identified the most critical accounting principles upon which our financial statements depend. We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our only critical accounting policy to be that related to the valuation of loans.

Loans are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of footnote 2 of the Fund's Annual Report on Form 10-K for the year ended December 31, 2003 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as net assets.

Results of Operations -For the Three Months ended March 31, 2004 and 2003

Total investment income for the three months ending March 31, 2004 and 2003 was $4.9 million and $6.5 million, respectively, of which $4.9 million and $6.5 million, respectively, consisted of interest on venture loans outstanding during the period. The remaining income consisted of payment of late fees from customers, income from expiration of commitments for which the Fund had received a commitment fee, and interest on the temporary investment of cash. The cash is held pending investment in venture loans. The decrease in investment income is due primarily to the decline in outstanding performing loans, which averaged $170.6 million for the three months ended March 31, 2003 and $110.1 million for the three months ended March 31, 2004. This impact was partially offset by the increase in average interest yield on loans from 15.2% for the three months ended March 31, 2003 to 17.7% for the three months ended March 31, 2004. The increase in interest yield was due primarily to borrowers who paid a premium in order to pay off their loans early.

Total expenses were $1.7 million and $2.7 million for the three months ending March 31, 2004 and 2003, respectively. Management fees were the largest expense. Management fees for the three months ended March 31, 2004 and 2003 were $0.8 million and $1.1 million respectively. Management fees were lower for the three months ended March 31, 2004 because the asset base declined from $182.5 million as of March 31, 2003 to $121.7 million as of March 31, 2004.

Interest expense was $0.4 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively. Included in these amounts are the settled portion of the Fund's interest hedge transactions of $0.2 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively. While average outstanding bank debt rose from $49.9 million for the three months ended March 31, 2003 to $53.3 million for the three months ended March 31, 2004, interest expense declined during the period because rates dropped from 4.3% to 3.3% during the same period. This was primarily due to interest rate declines in general.

Total other operating expenses for the three months ending March 31, 2004 and 2003 were $0.5 million and $1.1 million, respectively. Legal and banking related fees comprised a majority of the other operating expenses for the three months ended March 31, 2004 and 2003. The expense for the three months ended March 31, 2003 included a $0.3 million charge for unamortized bank facility fees due to the reduction in the debt facility. The majority of the remaining decrease in total other operating expenses was the result of the decrease in banking and legal fees.

Net investment income for the three months ending March 31, 2004 and 2003 was $3.2 million and $3.8 million, respectively.

The Fund incurred an unrealized gain (loss) from investments and hedging activity of $(2.5) million and $(3.1) million for the three months ended March 31, 2004 and 2003, respectively. The change in unrealized gain (loss) from investments and hedging activity was due primarily to an adjustment to fair value of loans from borrowers of $(2.6) million and $(3.0) million for the three months ended March 31, 2004 and 2003, respectively. Included in the unrealized gain (loss) for the three months ended March 31, 2004 and 2003 is a $0.1 million unrealized gain and a $(0.1) million unrealized loss, respectively resulting from interest rate hedging transactions.

The Fund incurred a realized loss from investment transactions of $(0.1) million and $(1.1) million for the three months ended March 31, 2004 and 2003, respectively. These realized losses were the result of writing off certain loans deemed to be uncollectible less small recoveries of previously written off loans.

Net income (loss) for the three months March 31, 2004 and 2003 was $0.6 million and $(0.5) million, respectively. On a per share basis, the net income (loss) was $5.96 and $(4.63) for the three months ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources -- March 31, 2004 and December 31, 2003

Total capital contributed to the Fund was approximately $155.0 million at March 31, 2004. Committed capital to the Company at March 31, 2004 was $217.1 million, of which $162.8 million has been called and received. The remaining $54.3 million in committed capital is due to expire in May, 2004 as the four year anniversary will have passed, at which time no further capital can be called.

As of March 31, 2004 and December 31, 2003, the Fund had in place a $160.0 million debt facility to finance the acquisition of asset-based loans. As of March 31, 2004 and December 31, 2003, $44.0 million and $59.2 million was outstanding under this facility, respectively.

At March 31, 2004 and December 31, 2003 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $44.2 million and $53.2 million. The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of March 31, 2004 and December 31, 2003, 9% and 9% of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans during the three months ended March 31, 2004. Amounts disbursed under the Fund's loan commitments increased by approximately $17.6 million during the three months ending March 31, 2004. Net loan amounts outstanding after amortization decreased by approximately $13.4 million for the same period. Unexpired, unfunded commitments increased by approximately $12.2 million for the three months ended March 31, 2004.

	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
March 31, 2004	$504.5 million	$395.0 million	$109.5 million	$67.7 million
December 31, 2003	$486.9 million	$364.0 million	$122.9 million	$55.5 million

Venture loans are privately negotiated transactions. Investments in these assets are relatively illiquid.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million. This translates to approximately 1% for the three months ended March 31, 2004. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Fund's chief executive officer and chief financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, and due to the matters discussed in the following paragraph with respect to the Fund's internal controls, the Fund's chief executive officer and chief financial officer concluded that the Fund's disclosure controls and procedures were not effective in timely alerting them of any material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Securities Exchange Act of 1934.

In connection with the review undertaken concerning the restatements of the Fund's financial statements for the years ended December 31, 2001, 2002, and 2003, and the three months ended March 31, 2003 described in note 2 to the unaudited condensed financial statements, and in the "Restatements" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Fund has re-assessed all its significant accounting policies and procedures and determined that the interest revenue recognition policy is the only policy or practice requiring a modification.

REPORTABLE CONDITION

In addition, as a part of the communications by our independent auditors, Deloitte & Touche LLP (D&T) to the audit committee with respect to D&T's interim audit procedures for the year ending December 31, 2004, D&T informed the audit committee that they had identified the following "reportable condition" which constituted a "material weakness" as each such term is defined under standards established by the American Institute of Certified Public Accountants in the Fund's internal control.

  The Fund's methodology of interest income recognition on its loan portfolio was not consistent with generally accepted accounting principles in the United States of America.

Changes in internal controls

The Fund intends to restate its annual financial statements for the fiscal years ended December 31, 2001, 2002, and 2003 and has restated in this Form 10-Q the financial statements for the three months ended March 31, 2003. Please see note 2 to the unaudited condensed financial statements and "Restatements" in the Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

In connection with this restatement, senior management performed a review of the circumstances that resulted in the need for restatements, and as a result, the Fund has re-evaluated its processes to ensure its accounting policies are consistent and appropriate under United States generally accepted accounting principles and will continue to evaluate and monitor the effectiveness of internal controls.

The Audit Committee and senior management are currently considering whether additional measures or modifications to the above measures are necessary in order to improve the Fund's internal control over financial reporting.

There were no other significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report on form 10-Q.

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

VENTURE LENDING & LEASING III, INC.

(Registrant)

By: /S/ Ronald W. Swenson	By: /S/ Douglas D. Reed
Ronald W. Swenson	Douglas D. Reed
Chairman and Chief Executive Officer	Chief Financial Officer
Date: May 21, 2004	Date: May 21, 2004

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas D. Reed, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Venture Lending & Leasing III, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 21, 2004
/S/ Douglas D. Reed
Douglas D. Reed
Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald W. Swenson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Venture Lending & Leasing III, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 21, 2004

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
May 21, 2004

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas D. Reed, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Douglas D. Reed

Douglas D. Reed

Chief Financial Officer
May 21, 2004