Form 10-K/A
period 2003-12-31
VENTURE LENDING & LEASING III INC
filed 2004-06-21
CIK 1107274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes No X

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2004 was 100,000.

Documents Incorporated by Reference
Document Description	10-K/A Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders held May 12, 2004	III

EXPLANATORY NOTE

Venture Lending & Leasing III, Inc. is restating its financial statements for the years ended December 31, 2001, 2002, and 2003, to reflect a correction in the amount of interest income recognized each year. Additionally, information relating to the quarterly performance for the fiscal years ended December 31, 2002 and 2003 and selected financial data have been restated. For a description of the restatement, see "Restatement" in note 3 to the accompanying financial statements.

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

Investment Program.

General. As a Business Development Company (BDC), the Fund will invest at least 70% of its total assets ("qualifying assets") in securities of companies that qualify as "eligible portfolio companies." An eligible portfolio company generally is a United States company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the Securities and Exchange Commission ("SEC") (See "Regulation"). The Fund may invest up to 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies (for example, because the Company's securities are listed on the National Association of Securities Dealers' Automated Quotation System) and eligible portfolio companies as to which the Fund does not offer to make available significant managerial assistance. The foregoing percentages are determined, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, by the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower to the Fund pursuant to such commitment.

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

Until May 19, 2004, the Fund was able to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to shareholders, principal payments on borrowings and expenses or other obligations of the Fund, in new loans. Following that date, the Fund will distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in his shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Fund's security holders during the last quarter of the year ended December 31, 2003.

EXECUTIVE OFFICERS OF THE FUND

The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.
Name and Position With Fund	Age	Occupation During Past Five Years

Ronald W. Swenson, Chairman, Director and Chief Executive Officer	59	Chairman, CEO, Director, and other positions, Westech Investment Advisors since 1994.

Salvador O. Gutierrez, Director, President	60	President and Director, and other positions, Westech Investment Advisors since 1994.

George W. Siguler, Advisory Director	57	Managing Director, Siguler Guff Advisers & affiliates since 1995.
Brian R. Best Vice President, and Assistant Secretary	38	Vice President, CFO, and other positions - Westech Investment Advisors since 1997.

Douglas D. Reed, CFO, Vice President, Treasurer, and Secretary	41	CFO, Vice President, Treasurer, and Secretary for Westech Investment Advisors since 2004. Treasurer and other positions for Siebel Systems from 1998 through 2004.

Donald P. Spencer, Assistant Secretary	49	Managing Director, Siguler Guff Advisers and affiliates since 1995.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.

The number of holders of record of the Fund's Common Stock at May 15, 2004 was 1.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following table summarizes certain financial data and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K/A. The selected financial data for the years ended December 31, 2003, 2002, and 2001 and for the period from inception (May 19, 2000) to December 31, 2000 have been restated for the matters discussed in Note 3 to the accompanying financial statements. The selected financial data set forth below has been derived from the 2003, 2002 and 2001 audited financial statements and the 2000 unaudited financial statements.

				From Inception,
	For the Year Ended	For the Year Ended	For the Year Ended	(May 19, 2000) To
	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000
	As Restated 1	As Restated 1	As Restated 1	As Restated 2
Statement of Operations Data:
Investment Income:
Interest on Loans	$22,584,642	$30,929,357	$23,853,786	$2,456,109
Interest on Short - Term investments	326,949	817,173	741,564	410,056
	_________________	_________________	________________	________________
Total Investment Income	22,911,591	31,746,530	24,595,350	2,866,165
	_________________	_________________	________________	_______________
Expenses:
Management Fee to Managers	3,926,546	6,548,175	9,917,506	4,752,659
Interest Expense	2,147,210	3,269,223	3,290,846	422,488
Other Operating Expenses	2,736,893	2,823,341	1,383,178	386,963
	_________________	_________________	________________	________________
Total Expenses	8,810,649	12,640,739	14,591,530	5,562,110
	_________________	_________________	________________	________________
Net Investment Income (Loss)	14,100,942	19,105,791	10,003,820	(2,695,945)
Net change in unrealized gain (loss) from investment transactions	1,814,788	(2,128,068)	(4,399,807)	0
Net realized loss from investment transactions	(8,152,936)	(12,771,267)	(8,179,065)	0
	_________________	_________________	________________	________________
Net Income (Loss)	$7,762,794	$4,206,456	($2,575,052)	($2,695,945)
	_________________	_________________	________________	________________
AMOUNTS PER COMMON SHARE:
Net Income (Loss)	$77.63	$42.06	($25.75)	($26.96)
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000

	As of	As of	As of	As of
	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000
	As Restated 1	As Restated 1	As Restated 1	As Restated 2
Balance Sheet Data:
Total Assets	$137,595,895	$197,561,854	$228,490,514	$87,988,437
Bank Loans	$59,155,025	$51,884,504	$80,000,000	$37,500,000

1 See note 3 to the accompanying financial statements

2 Such amounts reflect the effects of the restatement resulting from the Fund's methodology of accruing interest income one month after it had been earned

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical ACCOUNTING POLICIES

We identified the most critical accounting estimates upon which our financial statements depend. We determined the critical accounting estimates by considering accounting principles that involve the most complex or subjective decisions or assessments. We identified our only critical accounting policy to be related to the valuation of loans.

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

RESTATEMENTS

Subsequent to the issuance of its financial statements for the year ended December 31, 2003, management of the Fund determined that the Fund's methodology of accruing interest income one month after it had been earned resulted in accruals that were materially different from amounts that would have been accrued in accordance with generally accepted accounting principles in the United States of America. As a result, interest on loans, other assets, and accumulated earnings for the years ending December 31, 2001, 2002, and 2003 have been restated from amounts previously reported (See Note 3 to the financial statements). The accompanying management's discussion and analysis gives effect to such restatement.

Results of Operations - For the year ended December 31, 2003, 2002 and 2001

Total investment income for the year ended December 31, 2003 was $22.9 million, of which $22.6 million consisted of interest on venture loans outstanding. Total investment income for the year ended December 31, 2002 was $31.7 million, of which $30.9 million consisted of interest on venture loans outstanding. Total investment income for the year ended December 31, 2001 was $24.6 million, of which $23.9 million consisted of interest on venture loans outstanding. Remaining income consisted of interest and dividends on the temporary investment of cash, pending investment in venture loans or application to the Fund's expenses. The increase in interest on venture loans from $23.9 million for the year ending December 31, 2001 to $30.9 million for the year ending December 31, 2002 was the result of the increase in the average performing loans outstanding from $141.9 million in 2001 to $190.5 million in 2002. Interest rates fell as dictated by the competitive environment. Included in the 2002 investment income figures is approximately $1.6 million from the early payoff of several loans at a premium to the fair value of the loans; which is the biggest reason interest rates only decreased from 16.8% to 16.2% during those same years. The decrease from $30.9 million for the year ended December 31, 2002 to $22.6 million for the year ended December 31, 2003 is due primarily to a decrease in performing loans from $190.5 million to $142.1 million during the same year. This was further reduced by a slight decrease in interest rates over the year from 16.2% to 15.9% during those same years.

Expenses for the years ended December 31, 2003, 2002 and 2001 were $8.8 million, $12.6 million and $14.6 million, respectively. Management fees are calculated based on the Company's committed capital for the first two years of the Fund's life and thereafter as a percentage of Fund assets. Management fees for the Fund were $3.9 million, $6.5 million and $9.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in management fees is due to the passing of the second year of the Fund's life in 2002, which caused management fees to be calculated based on total assets instead of the Company's committed capital. Management fees were based on total assets for the period from May 19, 2002 through December 31, 2002 and for the entire year for 2003. Management expense was also lower in 2003 as the asset base declined. Interest expense was $2.1 million, $3.3 million and $3.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Interest expense remained consistent from 2001 to 2002 even though average debt outstanding increased from $59.1 million for the year ended December 31, 2001 to $66.6 million for the year ended December 31, 2002. Interest expense was offset due to the decrease in interest rates in general as well as replacing the warehouse facility with an expanded conduit facility in November 2002 at a lower interest rate. The average interest rate fell from 5.6% for the year ended December 31, 2001 to 4.9% for the year ended December 31, 2002 Interest expense declined from $3.3 million for the year ended December 31, 2002 to $2.1 million for the year ended December 31, 2003. A majority of this decline was due to a decrease in average debt outstanding from $66.6 million to $56.0 million for those years. Additionally average interest rates fell from 4.9% for the year ended December 31, 2002 to 3.8% for the year ended December 31, 2003 as interest rates in general continued to decline. Other operating expenses, a majority of which were legal and bank related fees, were $2.7 million, $2.8 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. An increase in insurance fees related to the debt facility made up a majority of the increase in other expenses from the year ended December 31, 2001 to the year ended December 31, 2002. A decrease in bank related fees was the majority of the decrease in other expenses from 2002 to 2003.

Net change in unrealized gain (loss) from investment transactions was $1.8 million, ($2.1) million and ($4.4) million for the years ended December 31, 2003, 2002 and 2001, respectively, of which $1.4 million, ($2.3) million and ($3.2) million, respectively reflected net adjustments to fair value of loans. The remainder of the net change in unrealized loss is reflective of the adjustment of the fair value of the Fund's hedge transactions. Net realized loss from investment transactions was $8.2 million, $12.8 million and $8.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The realized loss on investments was entirely composed of loans which were written off during the year, less any recoveries.

Net income (loss) for the years ended December 31, 2003, 2002 and 2001 was $7.8 million, $4.2 million and ($2.6) million, respectively. On a per share basis, for the years ended December 31, 2003, 2002 and 2001 there was a net income (loss) of $77.63, $42.06 and ($25.75), respectively.

Liquidity and Capital Resources - December 31, 2003 and 2002

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

The Fund had in place a $160 million and a $250 million securitzation debt facility as of December 31, 2003 and 2002, respectively, under which the Fund was eligible to borrow up to $160 million and $250 million, respectively. As of December 31, 2003 and 2002, $59.2 million and $51.9 million, respectively were outstanding under this facility. During 2003 and 2002 the Fund was in compliance with its "asset coverage" requirements under the 1940 Act.

The required aggregate debt payments are as follows as of December 31, 2003:

Year	Principal Payments
Less than One Year	$38,061,450
One to Three Years	21,093,575
Three to Five Years	0
_____________________
More than Five Years	0
_____________________
$59,155,025
==================

The Fund entered into swap transactions to hedge its interest rate on the securitization debt facility with a total notional principal of $53.2 million and $51.0 million, respectively. The fair value of the swap at December 31, 2003 and 2002 was ($0.6) million and ($1.0) million, respectively. The effect of the interest rate swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value.

As of December 31, 2003 and 2002, 9% and 5% of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans during the year. Amounts disbursed under the Fund's loan commitments were $69.9 million for the year ended December 31, 2003. Net loan amounts outstanding after amortization was approximately $122.9 million as of December 31, 2003. Unexpired unfunded commitments as of December 31, 2003 were $55.5 million.

Year Ended	Amount Disbursed	Principal Amortization	Balance Outstanding	Unexpired Unfunded Commitments
December 31, 2003	$486.9 million	$364.0 million	$122.9 million	$55.5 million
December 31, 2002	$417.0 million	$233.3 million	$183.7 million	$57.0 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Fund's experience that not all unfunded commitments will be used by borrowers.

During the years ended December 31, 2003 and 2002 the Fund acquired loans in the amount of $69.9 million and $119.2 million, respectively. Loan repayments were $121.5 million and $122.9 million for the years ended December 31, 2003 and 2002, respectively. Cash distributions to the Fund's shareholder were $68.6 million and $0 for the years ended December 31, 2003 and 2002, respectively.

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

Subsequent to the issuance of its financial statements for the year ended December 31, 2003, management of the Fund determined that the Fund's methodology of accruing interest income one month after it had been earned resulted in accruals which were materially different from amounts that would have been accrued in accordance with generally accepted accounting principles in the United States of America. As a result, interest on loans, other assets, and accumulated earnings for the years ending December 31, 2001, 2002, and 2003 and for the quarterly periods in fiscal 2002 and 2003 have been restated from amounts previously reported. See note 3 to the financial statements for a summary of the significant effects of the restatement.

December 31, 2002 (Unaudited)
		Three Months Ended
	_____________	_____________	___________	_____________
	31-Mar-02	30-Jun-02	30-Sep-02	31-Dec-02
	_____________	_____________	_____________	_____________

Investment Income:
Interest on Loans	$7,280,160	$8,113,283	$7,939,444	$7,596,470
Interest on Short -Term Investments	508,494	105,531	120,312	82,836
	_____________	_____________	_____________	_____________
Total Investment Income	7,788,654	8,218,814	8,059,756	7,679,306
	_____________	_____________	_____________	_____________
Expenses:
Management Fees	2,230,767	1,827,958	1,268,678	1,220,772
Interest Expense	953,221	874,996	766,575	674,431
Other Operating Expenses	727,584	644,312	730,672	720,773
	_____________	_____________	_____________	_____________
Total Expenses	3,911,572	3,347,266	2,765,925	2,615,976
	_____________	_____________	_____________	_____________
Net Investment Income	3,877,082	4,871,548	5,293,831	5,063,330
Net change in unrealized loss from investment transactions	(875,470)	(7,271,855)	645,446	5,373,811
Net realized loss	(1,048,876)	(135,725)	(1,980,266)	(9,606,400)
	_____________	_____________	_____________	_____________
Net income (loss)	$1,952,736	($2,536,032)	$3,959,011	$830,741
	===========	===========	===========	===========
Amount per common share:
Net income (loss)	$19.53	($25.36)	$39.59	$8.31
	===========	===========	===========	===========
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000
	===========	===========	===========	===========

December 31, 2003 (Unaudited)
	Three Months Ended
	31-Mar-03	30-Jun-03	30-Sep-03	31-Dec-03
	____________	___________	___________	____________
Investment Income:
Interest on Loans	$6,472,510	$6,375,822	$5,344,214	$4,392,096
Interest on Short -Term Investments	63,881	97,350	62,639	103,079
	____________	____________	____________	____________
Total Investment Income	6,536,391	6,473,172	5,406,853	4,495,175
	____________	____________	____________	____________
Expenses:
Management Fees	1,127,795	1,049,976	897,669	851,106
Interest Expense	535,538	664,310	528,748	418,614
Other Operating Expenses	1,078,139	511,655	537,113	609,986
	____________	____________	____________	____________
Total Expenses	2,741,472	2,225,941	1,963,530	1,879,706
	____________	____________	___________	____________
Net Investment Income	3,794,919	4,247,231	3,443,323	2,615,469
Net change in unrealized loss from investment transactions	(3,117,748)	857,145	(2,494,542)	6,569,933
Net realized gain (loss)	(1,140,285)	(1,074,326)	82,122	(6,020,447)
	____________	____________	___________	____________
Net income (loss)	($463,114)	$4,030,050	$1,030,903	$3,164,955
	==========	==========	==========	==========
Amount per common share:
Net income (loss)	($4.63)	$40.30	$10.31	$31.65
	==========	==========	==========	==========
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000
	==========	==========	==========	==========

A summary of the effects of the restatement on the quarterly results is as follows:
Impact on Statement of Operations:
	Three months ended		Three months ended		Three months ended		Three months ended
	March 31		June 30		September 30		December 31
	Previously Reported	As restated	Previously Reported	As restated	Previously Reported	As restated	Previously Reported	As restated

Interest on loans:
2003			6,686,027	6,375,822	$5,613,053	$5,344,214	$4,435,445	$4,392,096
			=========	=========	========	=========	=========	=======
2002	7,346,451	$7,280,160	8,044,711	$8,113,283	$7,998,118	$7,939,444	$7,850,812	$7,596,470
	========	========	=========	=========	========	=========	=========	=======
Net investment income:
2003			$4,557,436	$4,247,231	$3,712,162	$3,443,323	$2,658,818	$2,615,469
			=========	========	========	========	========	=======
2002	$3,943,373	$3,877,082	$4,802,976	$4,871,548	$5,352,505	$5,293,831	$5,317,672	$5,063,330
	========	========	=========	========	========	========	========	========
Net income (loss)
2003			$4,340,255	$4,030,050	$1,299,742	$1,030,903	$3,208,304	$3,164,955
			=========	========	========	========	========	========
2002	$2,019,027	$1,952,736	$(2,604,604)	$(2,536,032)	$4,017,685	$3,959,011	$1,085,083	$830,741
	========	========	=========	=========	========	========	========	========
Net income (loss) per share:
2003			$43.40	$40.30	$13.00	$10.31	$32.08	$31.65
			=========	========	========	========	========	========
2002	$20.19	$19.53	$(26.05)	$(25.36)	$40.18	$39.59	$10.85	$8.31
	========	========	=========	========	========	========	========	========

See Item 15 for audited financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9.A.  DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Fund's chief executive officer and chief financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K/A. Based upon this evaluation, and due to the matters discussed in the following paragraph with respect to the Fund's internal controls, the Fund's chief executive officer and chief financial officer concluded that the Fund's disclosure controls and procedures were not effective in timely alerting them of any material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Securities Exchange Act of 1934.

In connection with the review undertaken concerning the restatements of the Fund's financial statements for the years ended December 31, 2001, 2002, and 2003 described in note 3 to the accompanying financial statements, and in the "Restatements" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Fund has re-assessed all its significant accounting policies and procedures and determined that the interest revenue recognition policy is the only policy or practice requiring a modification.

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

Changes in internal controls

The Fund has restated its annual and quarterly financial statements for the fiscal years ended December 31, 2001, 2002 and 2003 in this Form 10-K/A.

In connection with this restatement, senior management performed a review of the circumstances that resulted in the need for restatements, and as a result, the Fund has re-evaluated its processes to ensure its accounting policies are consistent and appropriate under accounting principles generally accepted in the United States of America and will continue to evaluate and monitor the effectiveness of internal controls.

The Audit Committee and senior management are currently considering whether additional measures or modifications to the above measures are necessary in order to improve the Fund's internal control over financial reporting.

There were no other significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended December 31, 2003 on Form 10-K/A.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Fund" in Part I hereof, and the remainder is contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders held on May 12, 2004 ("Proxy Statement") under the caption "Proposal 2 -- To Elect Seven Directors of the Fund" and is incorporated herein by reference.

On May 4, 2004, Michael G. McCaffery and J. Michael Egan resigned as directors.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders held on May 12, 2004 under the caption "Proposal 2 -- To Elect Seven Directors of the Fund" and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Fund's 2003 Proxy Statement under the captions: "Other Information - Independent Auditors" and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financials Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Statements of Financial Position (As restated) as of December 31, 2003 and 2002

Statements of Operations (As restated) for the Years ended December 31, 2003, 2002 and 2001

Statements of Changes in Shareholder's Equity (As restated) for the Years ended December 31, 2003, 2002 and 2001

Statements of Cash Flows (As restated) for the Years ended December 31, 2003, 2002 and 2001

Notes to Financial Statements (As restated)

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

VENTURE LENDING & LEASING III, INC.

(Registrant)
By: /S/Ronald W. Swenson	By: /S/Douglas D. Reed
Ronald W. Swenson	Douglas D. Reed
Chairman and Chief Executive Officer	Chief Financial Officer
Date: June 21, 2004	Date: June 21, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NAME	TITLE	DATE

By: /S/Salvdor O. Gutierrez	President & Director	June 21, 2004
Salvador O. Gutierrez

By: /S/Scott C. Malpass	Director	June 21, 2004
Scott C. Malpass

By: /S/Roger V. Smith	Director	June 21, 2004
Roger V. Smith

By: /S/Arthur C. Spinner	Director	June 21, 2004
Arthur C. Spinner

By: /S/Ronald W. Swenson	CEO & Director	June 21, 2004
Ronald W. Swenson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Venture Lending & Leasing III, Inc.:

We have audited the accompanying statements of financial position of Venture Lending & Leasing III, Inc. (the "Fund") as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of loans as of December 31, 2003 and 2002, by correspondence with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2003 and 2002, and the results of its operations, changes in its shareholder's equity and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the accompanying financial statements have been restated.

/S/ Deloitte & Touche LLP

San Francisco, CA
June 21, 2004

Venture Lending & Leasing III, Inc.

Statements of Financial Position

As of December 31, 2003 and 2002

	December 31, 2003	December 31, 2002
	As Restated	As Restated
	See Note 3	See Note 3
ASSETS
Loans at estimated fair value
(Cost of $127,030,246 and $189,208,933)	$ 122,926,428	$ 183,723,840
Cash and cash equivalents	12,102,263	9,863,882
Other assets	2,567,204	3,974,132
	__________________	__________________
Total assets	$ 137,595,895	$ 197,561,854
	================	==================
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Borrowings under debt facilty	$ 59,155,025	$ 51,884,504
Accrued management fees	965,323	1,312,698
Accounts payable and other accrued liabilities	1,322,511	2,359,957
	__________________	__________________
Total liabilities	61,442,859	55,557,159
	__________________	__________________
Commitments and Contingencies

Shareholder's equity:
Common stock: $0.001 par value, 200,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	155,004,400	155,004,400
Accumulated distributions	(85,549,717)	(11,935,264)
Accumulated earnings (deficit)	6,698,253	(1,064,541)
	__________________	__________________
Total shareholder's equity	76,153,036	142,004,695
	__________________	__________________
Total liabilities and shareholder's equity	$ 137,595,895	$ 197,561,854
	===============	================

See notes to financial statements.

Venture Lending & Leasing III, Inc.

Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
	As Restated	As Restated	As Restated
	See Note 3	See Note 3	See Note 3
INVESTMENT INCOME:
Interest on loans	$ 22,584,642	$ 30,929,357	$ 23,853,786
Interest on short-term investments
and other income	326,949	817,173	741,564
	________________	_______________	_________________
Total investment income	22,911,591	31,746,530	24,595,350
	________________	_______________	_________________
EXPENSES:
Management fees	3,926,546	6,548,175	9,917,506
Interest expense	2,147,210	3,269,223	3,290,846
Other operating expenses	2,736,893	2,823,341	1,383,178
	________________	_______________	_________________
Total expenses	8,810,649	12,640,739	14,591,530
	________________	_______________	_________________
Net investment income	14,100,942	19,105,791	10,003,820
	________________	_______________	_________________
Net change in unrealized gain (loss) from investments and hedging activity	1,814,788	(2,128,068)	(4,399,807)
Net realized loss from investment transactions	(8,152,936)	(12,771,267)	(8,179,065)
	________________	_______________	_________________
Net income (loss)	$ 7,762,794	$ 4,206,456	$ (2,575,052)
	==============	=============	===============
Net income (loss) per share	$ 77.63	$ 42.06	$ (25.75)
	==============	=============	===============
Weighted average shares outstanding	100,000	100,000	100,000
	==============	=============	===============

See notes to financial statements.

Venture Lending & Leasing III, Inc.

Statements of Changes in Shareholder's Equity

For the Years Ended December 31, 2003, 2002 and 2001
			Capital in
	Common Stock		Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	Earnings (Deficit)	Total
	___________	___________	___________	___________	___________	___________

BALANCE, December 31, 2000 As previously reported	100,000	$100	$51,022,400	$(2,396,740)	$(3,583,978)	$45,041,782
Prior Period Adjustment					888,033	888,033
	___________	___________	___________	___________	___________	___________
BALANCE, December 31, 2000 As restated	100,000	100	51,022,400	(2,396,740)	(2,695,945)	45,929,815
Contributions			103,982,000			103,982,000
Distributions				(4,467,299)		(4,467,299)
Net loss*					(2,575,052)	(2,575,052)
	___________	___________	___________	___________	___________	___________
BALANCE, December 31, 2001*	100,000	100	155,004,400	(6,864,039)	(5,270,997)	142,869,464

Distributions				(5,071,225)		(5,071,225)
Net income*					4,206,456	4,206,456
	___________	___________	___________	___________	___________	___________
BALANCE, December 31, 2002*	100,000	100	155,004,400	(11,935,264)	(1,064,541)	142,004,695
	___________	___________	___________	___________	___________	___________
Distributions				(73,614,453)		(73,614,453)
Net income*					7,762,794	7,762,794
	___________	___________	___________	___________	___________	___________
BALANCE, December 31, 2003*	100,000	$100	$155,004,400	$(85,549,717)	$6,698,253	$76,153,036
	==========	==========	==========	==========	==========	==========

* As Restated - See Note 3

See notes to financial statements.

Venture Lending & Leasing III, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001
	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001
	________________	________________	________________
	As Restated	As Restated	As Restated
	See Note 3	See Note 3	See Note 3
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,762,794	$4,206,456	$(2,575,052)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss from investment transactions	8,152,936	12,771,267	8,179,065

Net change in unrealized loss from investments and hedging activities	(1,814,788)	2,128,068	4,399,807
Amortization of deferred assets	694,356	349,247	260,165
Increase (decrease) in other assets	777,034	88,887	(1,809,913)
Net decrease in accounts payable, accrued liabilities, and accrued management fees	(951,309)	(1,794,724)	(134,028)
Acquisition of loans	(69,940,464)	(119,171,122)	(211,924,293)
Principal payments on loans	121,481,256	122,903,713	73,385,453
Acquisition of securities	(2,087,921)	(3,072,847)	(4,411,299)
	________________	________________	________________
Net cash provided by (used in) operating activities	64,073,894	18,408,945	(134,630,095)
	________________	________________	________________
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(68,550,000)	-	-
Contribution of capital	-	-	103,982,000
Deemed distribution to shareholder	(491,574)	(264,703)	(56,000)
Payment of deferred bank and bank related fees	(64,460)	(340,700)	(1,340,853)
Borrowings under debt facility	57,177,917	2,770,352	114,585,470
Repayment of borrowings under debt facility	(49,907,396)	(30,885,848)	(72,085,470)
	________________	________________	________________
Net cash provided by (used in) financing activities	(61,835,513)	(28,720,899)	145,085,147
	________________	________________	________________
Net increase (decrease) in cash and cash equivalents	2,238,381	(10,311,954)	10,455,052
CASH AND CASH EQUIVALENTS:
Beginning of year	9,863,882	20,175,836	9,720,784
	________________	________________	________________
End of year	$12,102,263	$9,863,882	$20,175,836
	==============	==============	==============
CASH PAID DURING THE YEAR FOR:
Interest	$2,142,399	$3,366,726	$,343,702
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$4,572,880	$4,806,522	$4,411,299

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money markets, and demand deposits in banks with maturities of 90 days or less.

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

Recently Issued Accounting Pronouncements

In December 2003, FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46R). The effective date of FIN 46R for non-registered investment companies (such as the Fund) has been deferred pending a decision by the FASB concerning whether to exempt such entities from applying the provisions of FIN 46R.

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

3. Restatement

Subsequent to the issuance of its financial statements for the year ended December 31, 2003, management of the Fund determined that the Fund's methodology of accruing interest income one month after it had been earned resulted in accruals that were materially different from amounts that would have been accrued in accordance with generally accepted accounting principles in the United States of America. As a result, interest on loans, other assets, and accumulated earnings have been restated from amounts previously reported. A summary of the significant effects of the restatement follows:

Impact on Statement of Operations:
	As Previously Reported	As Restated
Interest on loans:
Year Ended December 31, 2003	$23,401,103	$22,584,642
	===========	===========
Year Ended December 31, 2002	$31,240,092	$30,929,357
	===========	===========
Year Ended December 31, 2001	$22,195,707	$23,853,786
	===========	===========
Net investment income:
Year Ended December 31, 2003	$14,917,403	$14,100,942
	===========	===========
Year Ended December 31, 2002	$19,416,526	$19,105,791
	===========	===========
Year Ended December 31, 2001	$8,345,741	$10,003,820
	===========	===========
Net income (loss)
Year Ended December 31, 2003	$8,579,255	$7,762,794
	===========	===========
Year Ended December 31, 2002	$4,517,191	$4,206,456
	===========	===========
Year Ended December 31, 2001	$(4,233,131)	$(2,575,052)
	===========	===========
Net income (loss) per share:
Year Ended December 31, 2003	$85.79	$77.63
	===========	===========
Year Ended December 31, 2002	$45.17	$42.06
	===========	===========
Year Ended December 31, 2001	$(42.33)	$(25.75)
	===========	===========
Impact on Statement of Financial Position:
	As of December 31, 2003	As of December 31, 2003
	As Previously Reported	As Restated

Other assets	$1,148,288	$2,567,204
	===========	===========
Shareholder's equity	$74,734,120	$76,153,036
	===========	===========

	As of December 31, 2002	As of December 31, 2002
	As Previously Reported	As Restated

Other assets	$1,738,755	$3,974,132
	===========	===========
Shareholder's equity	$139,769,318	$142,004,695
	===========	===========

Impact on Financial Highlights:
	Year Ended	Year Ended
	December 31, 2003	December 31, 2003
	As Previously reported	As Restated

Total Return	9.2%	8.2%
	===========	===========
Ratios to Average Net Assets:
Expenses	8%	8%
	===========	===========
Net Investment Income	14%	13%
	===========	===========

	Year Ended	Year Ended
	December 31, 2002	December 31, 2002
	As Previously reported	As Restated

Total Return	3.2%	3.0%
	===========	===========
Ratios to Average Net Assets:
Expenses	9%	9%
	===========	===========
Net Investment Income	14%	13%
	===========	===========

	Year Ended	Year Ended
	December 31, 2001	December 31, 2001
	As Previously reported	As Restated

Total Return	(4.7%)	(5.1%)
	===========	===========
Ratios to Average Net Assets:
Expenses	14%	14%
	===========	===========
Net Investment Income	8%	10%
	===========	===========

Additionally, the financial statements for the period from inception (May 19, 2000) to December 31, 2000 were audited by other auditors who have ceased operations. The effect of the restatement for this period is as follows:
Impact on Statement of Operations:
	As Previously Reported *	As Restated*
	(Unaudited)	(Unaudited)
Interest on loans	$1,568,076	$2,456,109
	===========	===========
Net investment loss	$(3,583,978)	$(2,695,945)
	===========	===========
Net loss	$(3,583,978)	$ (2,695,945)
	===========	===========
Net loss per share	$(35.84)	$(26.96)
	===========	===========
* For the period from inception (May 19, 2000) to December 31, 2000

Impact on Statement of Financial Position:
	As of December 31, 2000	As of December 31, 2000
	As Previously Reported	As Restated
	(Unaudited)	(Unaudited)
Total assets	$87,100,404	$87,988,437
	===========	===========

4. Summary of Investments

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

Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund. As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower may change each month. For the year ended December 31, 2003, the weighted average interest rate on performing loans was 15.9%. Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest on non-performing assets.
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

Loan balances as of December 31, 2002, are summarized by borrower below:
	Percentage of	Estimated Fair	Final
Borrower	Net Assets	Value 12/31/02	Maturity Date
Application Service Providers
Asera		$373,890	*
BlueStar Solutions [eOnline]		2,148,849	8/1/04
Ultrabridge		353,704	3/1/04
Subtotal:	2.0%	$2,876,443
Biotechnology
Acusphere [Polymers for Medicine]		$1,650,416	4/1/04
CancerVax		4,358,904	2/1/06
Zyomyx		1,561,646	7/1/04
Subtotal:	5.3%	$7,570,966
Communication Service Providers
Everest Broadband Networks		$138,309	*
Subtotal:	0.1%	$138,309
Communications Equipment
Atrica		$5,133,655	1/1/06
Bivio Networks [Network Robots]		2,179,008	3/1/05
Calient Networks		2,035,441	12/1/04
Calix Networks		1,470,588	*
Caymas		660,594	12/1/05
Coriolis Networks		2,207,647	3/1/07
General Bandwidth		2,269,290	6/1/05
Gluon Networks		3,015,432	1/1/05
Inkra Networks		5,723,945	4/1/05
Network Photonics		2,654,510	9/1/05
Nishan Systems		571,809	7/1/05
Nokia [Amber Networks]		3,793,666	7/1/04
Polaris Networks		2,852,759	8/1/05
Rapid 5 Networks		1,859,077	*
Sandial Systems		1,052,675	10/1/05
Sanera Systems		3,657,139	7/1/05
Santera Systems		1,106,681	4/1/05
Valo		1,452,402	12/1/05
Subtotal:	30.8%	$43,696,318
Computers & Peripherals
3PARdata		$4,850,600	9/1/05
Andes Networks [BeeLine Networks]		169,675	11/1/03
Claristor [Agile Storage, Inc.]		1,053,940	12/1/05
InfiniSwitch		3,037,666	7/1/05
Intruvert Networks		989,059	8/1/05
IronPort Systems		1,100,252	12/1/05
Kuokoa Networks		1,144,488	9/1/05
MaXXan Systems		6,127,989	11/1/05
Nauticus Networks		1,763,560	6/1/05
Spinnaker Networks		1,529,023	12/1/05
Subtotal:	15.3%	$21,766,252
Internet
BridgeSpan [ezClose.com]		$1,820,833	6/1/04
Coremetrics		1,601,618	*
ECtone		46,792	*
Evergreen Assurance		605,155	12/1/05
Postini		819,877	6/1/04
QuinStreet [Echo Online Networks]		1,448,602	11/1/04
RivalWatch		23,669	4/1/03
Slam Dunk Networks		18,777	*
Subtotal:	4.5%	$6,385,323
Medical Devices
Alere Medical		$2,758,080	12/1/05
Cameron Health		916,026	11/1/04
Cardica [Vascular Innovations]		7,052,761	6/1/05
CardioNOW		509,948	3/1/05
Confirma [Merlin Dataworks]		1,786,068	6/1/04
NeoGuide Systems		642,795	3/1/05
Neomend [Advanced Closure Systems]		340,671	6/1/04
Ntero Surgical		917,446	5/1/04
Subtotal:	10.5%	$14,923,795
Other
Chahaya Optronics		$678,552	*
Lumenare [Avulet]		486,206	9/1/04
Subtotal:	0.8%	$1,164,758
Photonics
AcceLight Networks		$5,699,668	10/1/04
Cenix		3,020,949	10/1/04
Ceyba		7,313,124	4/1/05
E2O Communications		3,215,550	3/1/05
Gemfire		672,100	*
Infinera [Zepton Networks]		8,357,487	10/1/05
Inphi		3,134,876	12/1/05
IoLon		2,267,816	2/1/05
LaserSharp		274,527	*
Network Elements		4,469,172	6/1/04
NovX Microsystems		413,579	4/1/05
Nufern		3,664,501	2/1/05
Onix Microsystems		1,664,084	6/1/04
Optinel Systems		1,412,604	9/1/04
Quantum Photonics		2,370,285	9/1/04
Sparkolor		115,564	*
Tsunami Optics [Stratos Lightwave]		665,371	5/1/04
Subtotal:	34.3%	$48,731,257
Semiconductor Equipment
Molecular Imprints		$868,259	10/1/05
Subtotal:	0.6%	$868,259
Semiconductors
Aeluros		$983,487	11/1/05
Ample Communications		3,530,969	2/1/05
Fyre Storm		647,485	6/1/05
Intel [VxTel]		1,110,704	1/1/04
Ishoni Networks [HiQ Networks]		3,501,324	8/1/04
Kineto Wireless [BluZona]		2,145,766	5/1/05
Matrix Semiconductor		2,703,793	9/1/05
Scintera Networks		856,027	11/1/05
Sierra Monolithics		2,522,067	3/1/05
T-Ram		1,984,383	7/1/05
Universal Network Machines		1,312,494	1/1/06
Subtotal:	15.0%	$21,298,499
Software
Airgo Networks [Woodside Networks, Inc.]		$4,726,457	12/1/05
Alopa Networks		1,610,078	10/1/04
Bang Networks		1,933,634	7/1/04
Ceon		858,995	2/1/04
Chordiant Software [On Demand]		427,555	9/1/04
InterSan		276,113	10/1/05
Merced Systems		1,072,037	12/1/05
Net6 [WebUnwired]		1,138,962	12/1/05
netForensics		503,823	8/1/04
Pivia		432,809	9/1/05
Steeleye Technology		28,741	12/1/04
Syndeo		1,294,457	3/1/04
Subtotal:	10.1%	$14,303,661
Total: (Cost of $189,208,933)	129.4%	$183,723,840

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

Included in the net change in unrealized loss from investment transactions for the years ended December 31, 2003, 2002, and 2001 is an unrealized gain (loss) on loans of $1,381,275, ($2,281,741), and ($3,203,352), respectively. This amount represents the net change in estimated fair value of loans determined by the Fund's Managers in accordance with the procedures established by the Fund's Board of Directors. The unrealized gain (loss) figure includes amounts which represent the reversal of previously adjusted loans which have been written off during the year.

For the years ended December 31, 2003, 2002, and 2001 the Fund distributed $4,572,880, $4,806,522, and $4,411,299, respectively of investment securities to the Company, respectively.

5. Long-Term Debt Facility

As of December 31, 2003, the Fund had in place a securitization debt facility of $160.0 million to finance the acquisition of asset-based loans. Under this facility, the Fund was eligible to borrow up to $160.0 million and $250.0 million as of December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Fund had borrowed $59.2 million and $51.9 million, respectively, under this facility. Loans can be drawn on the credit facility at a minimum of $5.0 million and in $1.0 million increments in excess thereof. The interest rate on this facility is the "Cost of Funds Rate" plus 0.50 percent, which at December 31, 2003, was 1.16 percent. The facility is due to expire in December 2005.

Borrowings under this facility are collateralized by loans of the Fund with assignment to the financial institution, plus other assets of the Fund. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing. The Fund pays a commitment fee of 0.20 percent annually based on the total commitment related to the facility.

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
_______________
$59,155,025
============

6. Interest Rate Swaps

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

7. Capital Stock

As of December 31, 2003 and 2002, there were 200,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

8. Earnings Per Share

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

9. Management

Westech Investment Advisors (the Manager) serves as the investment manager for the Fund. As compensation for its services to the Fund, the Manager receives a management fee (the Management Fee) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing. Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Fees of $3,926,546, $6,548,175 and $9,917,506 were recognized as expenses for the years ended December 31, 2003, 2002, and 2001, respectively.

For the year ended December 31, 2003, 2002, and 2001, expenses of $491,573, $264,703, and $56,000, respectively were allocated to the Company by the Fund and treated as deemed distributions. These expenses were primarily composed of management fees, accounting and tax fees, and bank custodial fees.

Certain officers and directors of the Fund also serve as officers and directors of Westech Investment Advisors.

10. Financial Highlights

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

	Year Ended

	December 31, 2003	December 31, 2002	December 31, 2001

Total Return	8.2%	3.0%	(5.1%)
	================	================	================
Per Share Amounts:
Net Asset Value, Beginning of Year	$1,420.05	$1,428.69	$459.30
	__________________	__________________	__________________
Net Investment Income	$141.01	$191.06	$100.04
Rounding	$0.00	$(0.01)	$0.00
Net Realized Loss & Change in Unrealized Loss	$(63.38)	$(148.99)	$(125.79)
	__________________	__________________	__________________
Total Income	$77.63	$42.06	$(25.75)
Rounding	$(0.01)	$0.00	$(0.01)
Capital Contributions	$0.00	$0.00	$1,039.82
Capital Distributions	$(736.14)	$(50.71)	$(44.67)
	__________________	__________________	__________________
Net Asset Value, End of year	$761.53	$1,420.04	$1,428.69
	================	================	================
Net Assets, End of year	$76,153,036	$142,004,695	$142,869,464
	================	================	================
Ratios to Average Net Assets:

Expenses	8%	9%	14%
Net Investment Income	13%	13%	10%

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas D. Reed, certify that:

1. I have reviewed this annual report on Form 10-K/A of Venture Lending & Leasing III, Inc.;

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

Date: June 21, 2004

/S/ Douglas D. Reed

Douglas D. Reed

Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald W. Swenson, certify that:

1. I have reviewed this annual report on Form 10-K/A of Venture Lending & Leasing III, Inc.;

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

Date: June 21, 2004

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-K /A for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
June 21, 2004

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing III, Inc. (the "Company") on Form 10-K/A for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas Reed, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Douglas D. Reed

Douglas D. Reed
Chief Financial Officer

June 21, 2004