Form 10-Q
period 2004-06-30
VENTURE LENDING & LEASING III INC
filed 2004-08-12
CIK 1107274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes Ö  No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes __ No Ö

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        Class

Outstanding as of August  2, 2004

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING III, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Financial Position (Unaudited)

As of June 30, 2004 and December 31, 2003

Condensed Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2004 and 2003 (As restated)

Condensed Statements of Changes in Shareholder's Equity (Unaudited)

For the Six Months Ended June 30, 2004

Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2004 and 2003 (As restated)

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

Item 3.

Defaults upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING III, INC.

 CONDENSED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30, 2004	December 31, 2003

ASSETS
Loans at estimated fair value
(Cost of $109,798,609 and $127,030,246)	$ 104,086,566	$ 122,926,428
Cash and cash equivalents	17,908,195	12,102,263
Other assets	1,707,316	2,567,204

Total assets	$ 123,702,077	$ 137,595,895

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Borrowings under debt facilty	$ 48,116,320	$ 59,155,025
Accrued management fees	906,544	965,323
Accounts payable and other accrued liabilities	701,612	1,322,511

Total liabilities	49,724,476	61,442,859

Shareholder's equity:
Common stock: $0.001 par value, 200,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	155,004,400	155,004,400
Accumulated distributions	(91,032,378)	(85,549,717)
Accumulated earnings	10,005,479	6,698,253
Total shareholder's equity	73,977,601	76,153,036

Total liabilities and shareholder's equity	$ 123,702,077	$ 137,595,895

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
		As Restated		As Restated
		See Note 2		See Note 2
INVESTMENT INCOME:
Interest on loans	$ 4,141,394	$ 6,375,822	$ 9,020,023	$ 12,848,332
Interest on short-term investments
and other income	85,763	97,350	132,393	161,231
Total investment income	4,227,157	6,473,172	9,152,416	13,009,563

EXPENSES:
Management fees	773,138	1,049,976	1,526,038	2,177,771
Interest expense	382,248	664,310	825,835	1,199,848
Other operating expenses	540,620	511,655	1,052,036	1,589,794
Total expenses	1,696,006	2,225,941	3,403,909	4,967,413
Net investment income	2,531,151	4,247,231	5,748,507	8,042,150
Net change in unrealized loss from investments and hedging activity	1,276,637	857,145	(1,218,626)	(2,260,603)
Net realized loss from investment transactions	(1,096,624)	(1,074,326)	(1,222,655)	(2,214,611)
Net income	$ 2,711,164	$ 4,030,050	$ 3,307,226	$ 3,566,936
Net income per share	$ 27.11	$ 40.30	$ 33.07	$ 35.67
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING III, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY  (UNAUDITED)

FOR  THE SIX MONTHS ENDED JUNE 30, 2004

			Capital in
	Common Stock		Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	Earnings	Total

BALANCE, December 31, 2003	100,000	$100	$155,004,400	$(85,549,717)	$6,698,253	$76,153,036
Distributions				(5,482,661)		(5,482,661)
Net income					3,307,226	3,307,226
BALANCE, June 30, 2004	100,000	$100	$155,004,400	$(91,032,378)	$10,005,479	$73,977,601

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
		As Restated
		See Note 2
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,307,226	$ 3,566,936
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized loss from investment transactions	1,222,655	2,214,611
Net change in unrealized loss from investments and hedging activities	1,218,626	2,260,603
Amortization of deferred assets	166,171	528,185
Decrease in other assets	693,716	815,490
Net decrease in accounts payable, accrued liabilities, and accrued management fees	(290,078)	(511,491)
Acquisition of loans	(35,818,524)	(32,542,040)
Principal payments on loans	51,307,842	64,637,557
Acquisition of securities	(1,646,795)	(348,829)
Net cash provided by operating activities	20,160,839	40,621,022
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(3,000,000)	(41,550,000)
Deemed distribution to shareholder	(316,202)	(237,398)
Payment of deferred bank and bank related fees	-	(64,460)
Borrowings under debt facility	6,888,239	35,839,518
Repayment of borrowings under debt facility	(17,926,944)	(22,723,935)
Net cash used in financing activities	(14,354,907)	(28,736,275)
Net increase in cash and cash equivalents	5,805,932	11,884,747
CASH AND CASH EQUIVALENTS:
Beginning of period	12,102,263	9,863,882
End of period	$17,908,195	$21,748,629
CASH PAID DURING THE PERIOD FOR:
Interest	$ 828,448	$ 1 ,186,544
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$ 2,166,459	$ 2,147,937

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2004

1.

ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing III, Inc., (the “Fund”), was incorporated in Maryland on February 1, 2000 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940.  One hundred percent of the stock of the Fund is held by Venture Lending & Leasing III, LLC (the “Company”).  Prior to commencing its operations on May 19, 2000, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations.

In Management's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments, except as noted below in note 2) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in The United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K/A for the year ended December 31, 2003.

2.

RESTATEMENT

Subsequent to the issuance of its financial statements for the year ended December 31, 2003, management of the Fund determined that the Fund’s methodology of accruing interest income one month after it had been earned resulted in accruals that were materially different from amounts that would have been accrued in accordance with accounting principles generally accepted in the United States of America.  As a result, interest on loans has been restated from amounts previously reported.

A summary of the significant effects of the restatement and the impact on the statements of operations is as follows:

Impact on Financial Statements	Three Months ended June 30, 2003	Three Months ended June 30, 2003	Six Months ended June 30, 2003	Six Months ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated

Interest on loans	$ 6,686,027	$6,375,822	$13,352,605	$12,848,332

Net investment income	$4,557,436	$4,247,231	$8,546,424	$8,042,150

Net income	$4,340,255	$4,030,050	$4,071,210	$3,566,936

Net income per share	$ 43.40	$ 40.30	$ 40.71	$ 35.67

Impact on Financial Highlights:
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003	June 30, 2003	June 30, 2003
	As Previously reported	As Restated	As Previously reported	As Restated

Total Return *	18.1%	16.5%	8.6%	7.5%

Ratios to Average Net Assets:
Expenses *	9%	9%	9%	8%
Net Investment Income *	19%	17%	15%	14%

* Annualized

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2004, the Fund's investments in loans are to companies based primarily within the United States and are diversified among borrowers in the industries shown below.  The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans.  Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the three month period ended June 30, 2004 and 2003, the weighted average interest rate on performing loans was 16.0% and 17.0%, respectively. For the six month period ended June 30, 2004 and 2003, the weighted average interest rate on performing loans was 16.9% and 16.0%, respectively.  Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of June 30, 2004 consist of the following:

Borrower	Percentage of	Estimated Fair	Final
	Net Assets	Value 6/30/04	Maturity Date
Application Service Providers
BlueStar Solutions [eOnline]		$148,201	08/01/04
Subtotal:	0.2%	$148,201

Biotechnology
CancerVax		$2,223,854	11/01/06
Serenex, Inc.		1,979,580	06/01/07
Trinity Biosystems		209,008	06/01/06
Zyomyx		20,340	07/01/04
Subtotal:	6.0%	$4,432,782

Communication Service Providers
Everest Broadband Networks		$21,059	*
Masergy Communications		4,770,590	09/01/06
MetroFi		189,139	04/01/07
Subtotal:	6.7%	$4,980,788

Communications Equipment
Atrica		$2,439,319	01/01/06
Bivio Networks [Network Robots]		484,637	*
Caymas Systems		853,941	06/01/06
Coriolis Networks		51,300	*
General Bandwidth		845,893	06/01/05
Inkra Networks		700,270	04/01/05
Nishan Systems		164,774	07/01/05
Nokia [Amber Networks]		160,792	07/01/04
Pedestal Networks		2,227,567	09/01/06
Sandial Systems		1,141,734	06/01/06
Sanera Systems		321,296	07/01/05
Santera Systems		389,461	04/01/05
Subtotal:	13.2%	$9,780,984

Computers & Peripherals
3PARdata		$2,286,348	02/01/06
MaXXan Systems		2,563,248	11/01/05
ONStor [Claristor]		986,676	09/01/06
OQO		2,059,717	08/01/07
Subtotal:	10.7%	$7,895,989

Internet
Coremetrics		$940,080	*
Evergreen Assurance		766,677	05/01/06
Friendster		5,506,637	08/01/07
Postini		962,670	11/01/06
QuinStreet [Echo Online Networks]		183,914	11/01/04
Tribe.net		245,904	11/01/07
Subtotal:	11.6%	$8,605,882

Medical Devices
AcuFocus		$1,624,182	04/01/07
Alere Medical		3,752,421	12/01/06
Coalescent Surgical		3,822,159	12/01/06
Evalve		2,490,313	02/01/06
Inogen		454,741	05/01/07
NeoGuide Systems		138,187	02/01/05
Neomend		91,415	*
Neuronetics		2,738,510	04/01/07
Ntero Surgical		394,593	*
Oculus Innovative Sciences		609,628	01/01/07
Slam Dunk Networks		0	*
Volcano Therapeutics		$3,783,053	09/01/06
Subtotal:	26.9%	19,899,202

Other
Ion America		$943,024	04/01/06
Kiwi Networks		940,569	12/01/06
Lumenare [Avulet]		41,181	09/01/04
Nanosolar		$436,393	05/01/07
Subtotal:	3.2%	2,361,167

Photonics
Cenix		$691,081	*
Covega [Quantum Photonics]		429,976	02/01/05
Inphi		1,439,552	12/01/06
iolon		548,924	02/01/05
NovX Microsystems		160,268	04/01/05
Nufern		1,161,042	02/01/05
Optinel Systems		39,440	09/01/04
Triformix		531,574	06/01/07
Subtotal:	6.8%	$5,001,857

Semiconductor Equipment
Molecular Imprints		$1,604,307	04/01/06
Subtotal:	2.2%	$1,604,307

Semiconductors
Aeluros		$597,897	03/01/06
Ample Communications		227,892	02/01/05
Analogix Semiconductor		3,597,674	05/01/07
Aristos Logic		1,166,664	04/01/07
Brion Technologies		538,187	11/01/06
Fyre Storm		552,850	02/01/06
Ishoni Networks [HiQ Networks]		584,701	*
Matrix Semiconductor		3,935,167	12/01/06
Nexsil		522,435	01/01/06
Scintera Networks		1,236,318	10/01/06
Sierra Logic		230,976	02/01/07
Sierra Monolithics		246,407	03/01/05
Stretch		2,223,840	12/01/06
T-Ram		546,309	07/01/05
TriCN		105,083	11/01/06
Universal Network Machines		1,590,589	03/01/07
Subtotal:	24.2%	$17,902,989

Software
Accruent		$1,321,743	01/01/07
Adaptive Planning		409,558	02/01/07
Airgo Networks [Woodside Networks]		2,165,863	04/01/06
Andale		1,956,763	11/01/06
Arroyo Video Solutions		437,963	04/01/07
Avamar Technologies		2,975,240	03/01/07
Bang Networks		0	*
Ceon		247,489	04/01/05
CiraNova		348,489	09/01/05
CoWare		977,019	06/01/07
Enkata Technologies		1,012,054	09/01/06
InterSan		813,262	12/01/06
IXI Mobile		3,604,005	07/01/06
KonaWare		213,552	04/01/06
Merced Systems		383,626	12/01/05
Net6 [WebUnwired]		1,069,944	04/01/06
NetForensics		47,179	08/01/04
nLayers		911,548	08/01/06
Pivia		185,463	09/01/05
Platform Solutions		471,142	12/01/06
Plaxo		295,263	03/01/07
PSS Systems		178,031	06/01/06
Rome		1,077,587	03/01/07
Valchemy		369,635	11/01/06
Subtotal:	29.0%	$21,472,418

Total: (Cost of $109,798,609)	140.7%	$104,086,566

* As of June 30, 2004, loans with a cost basis of $9.0 million and a fair value of $3.3 million, have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety.

Loans as of December 31, 2003, consisted of the following

Borrower	Percentage of	Estimated Fair	Final
	Net Assets	Value 6/30/04	Maturity Date
Application Service Providers
BlueStar Solutions [eOnline]		$489,346	8/1/04
Ultrabridge		353,704	*
Subtotal:	1.1%	$843,050
Biotechnology
CancerVax		$3,173,681	11/1/06
Trinity Biosystems		249,153	6/1/06
Zyomyx		425,431	7/1/04
Subtotal:	5.1%	$3,848,265
Communication Service Providers
Everest Broadband Networks		$49,047	*
Masergy Communications		2,627,113	4/1/06
Subtotal:	3.5%	$2,676,160
Communications Equipment
Atrica		$3,467,988	1/1/06
Bivio Networks [Network Robots]		784,637	*
Caymas Systems		1,074,723	6/1/06
Coriolis Networks		2,255,489	3/1/07
General Bandwidth		1,366,659	6/1/05
Gluon Networks		1,005,427	*
Inkra Networks		1,993,572	4/1/05
Nishan Systems		309,829	7/1/05
Nokia [Amber Networks]		1,247,252	7/1/04
Pedestal Networks		2,947,306	9/1/06
Sandial Systems		1,548,977	6/1/06
Sanera Systems		921,480	7/1/05
Santera Systems		650,187	4/1/05
ServGate Technologies		1,005,580	11/1/05
Valo		145,884	*
Subtotal:	27.2%	$20,724,990
Computers & Peripherals
3PARdata		$3,278,596	2/1/06
MaXXan Systems		3,536,414	11/1/05
Nauticus Networks		3,841,522	2/1/06
ONStor [Claristor]		1,223,086	9/1/06
Spinnaker Networks		1,689,057	4/1/06
Subtotal:	17.8%	$13,568,675
Internet
BridgeSpan [ezClose.com]		$459,806	6/1/04
Coremetrics		1,148,987	*
Evergreen Assurance		988,775	5/1/06
Postini		1,184,434	11/1/06
QuinStreet [Echo Online Networks]		349,679	11/1/04
Slam Dunk Networks		6,268	*
Subtotal:	5.4%	$4,137,949
Medical Devices
Alere Medical		$4,839,782	12/1/06
CardioNOW		258,306	3/1/05
Coalescent Surgical		4,940,092	12/1/06
Confirma		570,775	6/1/04
Evalve		3,204,493	2/1/06
NeoGuide Systems		238,974	2/1/05
Neomend		193,415	*
Ntero Surgical		394,593	*
Volcano Therapeutics		4,413,968	9/1/06
Subtotal:	25.0%	$19,054,398
Other
Ion America		$1,194,520	4/1/06
Kiwi Networks		1,194,621	12/1/06
Lumenare [Avulet]		227,124	9/1/04
Nanosolar		233,208	8/1/06
Subtotal:	3.7%	$2,849,473
Photonics
Cenix		$1,330,630	*
Covega [Quantum Photonics]		688,897	2/1/05
E2O Communications		1,606,802	3/1/05
Infinera [Zepton Networks]		5,524,246	10/1/05
Inphi		2,205,514	12/1/06
iolon		1,112,851	2/1/05
Network Elements		526,387	6/1/04
NovX Microsystems		253,395	4/1/05
Nufern		2,063,973	2/1/05
Optinel Systems		513,371	9/1/04
Tsunami Optics [Stratos Lightwave]		46,282	5/1/04
Subtotal:	20.8%	$15,872,348
Semiconductor Equipment
Molecular Imprints		$2,050,833	4/1/06
Subtotal:	2.7%	2,050,833
Semiconductors
Aeluros		$801,654	3/1/06
Ample Communications		1,010,218	2/1/05
Aristos Logic		593,957	9/1/06
Brion Technologies		629,878	11/1/06
Fyre Storm		785,928	2/1/06
Intel [VxTel]		188,295	1/1/04
Ishoni Networks [HiQ Networks]		2,027,577	*
Kineto Wireless [BluZona]		1,014,109	5/1/05
Matrix Semiconductor		3,715,743	12/1/06
Nexsil		715,996	1/1/06
Scintera Networks		1,520,668	10/1/06
Sierra Monolithics		919,381	3/1/05
Stretch		2,780,161	12/1/06
T-Ram		1,014,255	7/1/05
TriCN		122,612	11/1/06
Universal Network Machines		1,765,879	9/1/06
Subtotal:	25.7%	$19,606,311
Software
Accruent		$1,458,449	10/1/06
Airgo Networks [Woodside Networks]		3,200,765	4/1/06
Andale		2,178,747	11/1/06
Avamar Technologies		2,940,150	9/1/06
Bang Networks		107,030	*
Ceon		386,507	4/1/05
Chordiant Software [On Demand]		119,647	9/1/04
CiraNova		479,198	9/1/05
CoWare		942,628	12/1/06
Enkata Technologies		1,273,066	9/1/06
InterSan		934,282	12/1/06
KonaWare		265,632	4/1/06
MAE Software		448,999	11/1/06
Merced Systems		630,979	12/1/05
Net6 [WebUnwired]		1,525,398	4/1/06
NetForensics		149,126	8/1/04
Pivia		274,909	9/1/05
Plaxo		164,535	11/1/06
PSS Systems		213,929	6/1/06
Subtotal:	23.2%	$17,693,976

Total: (Cost of $127,030,246)	161.4%	$122,926,428

* As of December 31, 2003 loans with a cost basis of $11.7 million and a fair value of $7.5 million had been classified as non-accrual.  These loans had been accelerated from original maturity and were due in their entirety.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2004, the Fund had unfunded commitments to borrowers of $311.2 million.  Of these commitments $47.5 million remain unexpired at June 30, 2004.

4.

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

5.

RESTRUCTURE OF DEBT FACILITY AND CAPITAL REDUCTION

In March 2003, the Fund restructured its debt facility lowering its borrowing capacity from $250 million to $160 million.  On April 2, 2003, Westech Investment Advisers, the Managing Member of the Company, reduced the committed capital of the Company from $361,880,000 to $217,128,000.

During the six month period ended June 30, 2004, the Fund distributed $5.5 million to its investor.

6.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

7.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2004 and 2003.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Total Return *	14.8%	16.5%	7.4%	7.5%

Per Share Amounts:
Net Asset Value, Beginning of Period	$752.35	$979.34	$761.53	$1,420.05
Net Investment Income	25.31	42.47	57.48	80.42
Net Realized Loss & Change in Unrealized Loss	1.81	(2.18)	(24.40)	(44.76)
Total Income	27.12	40.29	33.08	35.66
Capital Contributions	-	-	-	-
Capital Distributions	(39.69)	(3.27)	(54.83)	(439.35)

Net Asset Value, End of period	$739.78	$1,016.36	$739.78	$1,016.36

Net Assets, End of period	$73,977,601	$101,636,297	$73,977,601	$101,636,297

Ratios to Average Net Assets:

Expenses *	9%	9%	9%	8%
Net Investment Income *	14%	17%	15%	14%

* Annualized

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Fund is 100% owned by Venture Lending & Leasing III, LLC (the “Company”).  The Fund's shares of Common Stock, $.001 par value were sold to its shareholder under a stock purchase agreement.  The Fund has issued 100,000 of the 200,000 shares that were authorized. The Fund's shareholder may make additional capital contributions to the Fund.

In addition to the historical information contained herein, this Quarterly Report on Form 10-Q contains certain forward-looking statements. The readers of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Fund's actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments and competition. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business.

Restatement

Subsequent to the issuance of its financial statements for the year ended December 31, 2003, management of the Fund determined that the Fund’s methodology of accruing interest income one month after it had been earned resulted in accruals that were materially different from amounts that would have been accrued in accordance with accounting principles generally accepted in the United States of America.  As a result, interest on loans has been restated from amounts previously reported.  This management’s discussion and analysis gives effect to that restatement.

For further information of the impact of the restatement on the condensed statement of operations for the three and six month periods ended June 30, 2003, see note 2 to the condensed financial statements.

Overview

Venture Lending & Leasing III, Inc. (the “Fund”) is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund has ceased making commitments as of the quarter ended June 30, 2004 and as the loans pay off , the portfolio will become less diverse.  The Fund’s capital is generally used by the Fund’s portfolio companies to finance acquisitions of fixed assets and working capital. On May 19, 2000, the Fund completed its first closing of capital, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2000. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.

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

The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed technology companies.  The borrower’s ability to repay their loans may be adversely impacted by a number of factors, and as a result the loan may not fully be repaid.  Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

Critical Accounting Policies

      We identified the most critical accounting principles upon which our financial statements depend.  We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments.  We identified our only critical accounting policy to be that related to the valuation of loans.

Loans are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of footnote 2 of the Fund's Annual Report on Form 10-K/A for the year ended December 31, 2003 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as net assets.

Results of Operations –For the Three and Six Months ended June 30, 2004 and 2003

Total investment income for the three months ending June 30, 2004 and 2003 was $4.2 million and $6.5 million, respectively, of which $4.1 million and $6.4 million, respectively, consisted of interest on venture loans outstanding during the period.  Total investment income for the six months ending June 30, 2004 and 2003 was $9.2 million and $13.0 million, respectively, of which $9.0 million and $12.8 million, respectively, consisted of interest on venture loans outstanding during the period.  The remaining income consisted of payment of late fees from customers, income from expiration of commitments for which the Fund had received a commitment fee, and interest on the temporary investment of cash.   The cash is held pending investment in venture loans. The decrease in investment income is due primarily to the decline in outstanding performing loans, which averaged $160.1 million for the six months ended June 30, 2003 and $106.7 million for the six months ended June 30, 2004.   This impact was partially offset by the increase in average interest yield on loans from 16.0% for the six months ended June 30, 2003 to 16.9% for the six months ended June 30, 2004.  The increase in interest yield was due primarily to borrowers who paid a premium in order to pay off their loans early.

Total expenses were $1.7 million and $2.2 million for the three months ending June, 2004 and 2003, respectively.  Total expenses were $3.4 million and $5.0 million for the six months ending June, 2004 and 2003, respectively.  Management fees were the largest expense.  Management fees for the three months ended June 30, 2004 and 2003 were $0.8 million and $1.0 million respectively.  Management fees for the six months ended June 30, 2004 and 2003 were $1.5 million and $2.2 million, respectively.  Management fees were lower for the three and six months ended June 30, 2004 because the asset base declined from $169.7 million as of June 30, 2003 to $123.7 million as of June 30, 2004.

Interest expense was $0.4 million and $0.7 million for the three months ended June 30, 2004 and 2003, respectively. Interest expense was $0.8 million and $1.2 million for the six months ended June 30, 2004 and 2003, respectively.  Included in these amounts are the settled portion of the Fund's interest hedge transactions of $0.2 million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively and $0.4 million and $0.5 million for the six months ended June 30, 2004 and 2003, respectively.   Interest expense declined as average outstanding bank debt declined from $62.5 million for the six months ended June 30, 2003 to $48.8 million for the six months ended June 30, 2004, interest expense declined further during the period because rates dropped from 3.8% to 3.4% during the same period.  This was primarily due to interest rate declines in general.

Total other operating expenses for the three months ending June 30, 2004 and 2003 were $0.5 million and $0.5 million, respectively.  Total other operating expenses for the six months ending June 30, 2004 and 2003 were $1.1 million and $1.6 million, respectively.  Legal and banking related fees comprised a majority of the other operating expenses for the three and six months ended June 30, 2004 and 2003.  The expense for the six  months ended June 30, 2003 included a $0.3 million charge for unamortized bank facility fees due to the reduction in the debt facility.  The majority of the remaining decrease in total other operating expenses for that period was the result of the decrease in banking and legal fees.

The Fund incurred a net unrealized gain (loss) from investments and hedging activity of $1.3 million and $0.9 million for the three months ended June 30, 2004 and 2003, respectively.  The change in unrealized gain (loss) from investments and hedging activity was due primarily to an adjustment to fair value of loans from borrowers of $0.9 million and $0.7 million for the three months ended June 30, 2004 and 2003, respectively.  Included in the unrealized gain (loss) for the three months ended June 30, 2004 and 2003 is a $0.3 million unrealized gain and a $0.1 million unrealized gain, respectively resulting from interest rate hedging transactions. The Fund incurred a net unrealized gain (loss) from investments and hedging activity of $(1.2) million and $(2.3) million for the six months ended June 30, 2004 and 2003, respectively.  The change in unrealized gain (loss) from investments and hedging activity was due primarily to an adjustment to fair value of loans from borrowers of $(1.6) million and $(2.3) million for the six months ended June 30, 2004 and 2003, respectively.  Included in the unrealized gain (loss) for the six months ended June 30, 2004 and 2003 is a $0.4 million unrealized gain and a $0.1 million unrealized gain, respectively, resulting from interest rate hedging transactions.

The Fund incurred a net realized loss from investment transactions of $(1.1) million and $(1.1) million for the three months ended June 30, 2004 and 2003, respectively.  The Fund incurred a net realized loss from investment transactions of $(1.2) million and $(2.2) million for the six months ended June 30, 2004 and 2003, respectively. These realized losses were the result of writing off certain loans deemed to be uncollectible less small recoveries of previously written off loans.

Liquidity and Capital Resources – June 30, 2004 and December 31, 2003

Total capital contributed to the Fund was approximately $155.0 million at June 30, 2004.  Committed capital to the Company at June 30, 2004 was $217.1 million, of which $162.8 million has been called and received.  The remaining $54.3 million in committed capital has expired and can no longer be called.

As of June 30, 2004 and December 31, 2003, the Fund had in place a $160.0 million debt facility to finance the acquisition of asset-based loans.  As of June 30, 2004 and December 31, 2003, $48.1 million and $59.2 million was outstanding under this facility, respectively.

At June 30, 2004 and December 31, 2003 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $43.2 million and $53.2 million.  The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of June 30, 2004 and December 31, 2003, 14.5% and 8.8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the six months ended June 30, 2004. Amounts disbursed under the Fund's loan commitments increased by approximately $35.8 million during the six months ending June 30, 2004. Net loan amounts outstanding after amortization decreased by approximately $18.8 million for the same period. Unexpired, unfunded commitments decreased by approximately $8.0 million for the six months ended June 30, 2004.

	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
June 30, 2004	$522.7 million	$418.6 million	$104.1 million	$47.5 million
December 31, 2003	$486.9 million	$364.0 million	$122.9 million	$55.5 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to approximately 1.5% for the six months ended June 30, 2004. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4.   DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Fund's chief executive officer and chief financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Fund's chief executive officer and chief financial officer concluded that the Fund's disclosure controls and procedures were effective in timely alerting them of any material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Securities Exchange Act of 1934.

REPORTABLE CONDITION

As a part of the communications by our independent auditors, Deloitte & Touche LLP (D&T) to the audit committee with respect to D&T’s interim audit procedures for the year ending December 31, 2004, D&T informed the audit committee that they had identified the following “reportable condition” which constituted a “material weakness” as each such term is defined under standards established by the American Institute of Certified Public Accountants in the Fund’s internal control.

•

The Fund’s methodology of interest income recognition on its loan portfolio was not consistent with generally accepted accounting principles in the United States of America

Changes in internal controls

On June 21, 2004, the Fund restated its annual financial statements for the fiscal years ended December 31, 2001, 2002, and 2003. During the period covered by this quarterly report the Fund re-evaluated its internal controls and documented the processes, policies, and assumptions over financial reporting.  Senior Management and the Audit Committee determined that the accounting policies were consistent and appropriate under accounting principles generally accepted in the United States of America.

Additionally, the Fund evaluated all external software used in preparation of its financial statements. It was determined that the data extracted from the software was reliable and the information generated was consistent with accounting principles generally accepted in the United States of America.  During the quarter, the Fund’s Board of Directors performed a review of the circumstances that resulted in the need for the restatement that is discussed in note 2.  The board instructed the Fund’s chief financial officer to verify that the new methodology for recognizing interest income has been properly implemented and would be followed in the future.

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

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit Number	Description
32.1 – 32.4	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING III, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Douglas D. Reed

Ronald W. Swenson

Douglas D. Reed

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

August 12, 2004

Date:

August 12, 2004

Exhibit 32.1

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2004

/S/ Douglas D. Reed

Douglas D. Reed

Chief Financial Officer

Exhibit 32.2

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2004

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.3

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
August 12, 2004

Exhibit 32.4

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas D. Reed, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Douglas D. Reed

Douglas D. Reed

Chief Financial Officer
August 12, 2004