Form 10-Q
period 2004-09-30
VENTURE LENDING & LEASING III INC
filed 2004-11-12
CIK 1107274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes Ö  No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes __ No Ö

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        Class

Outstanding as of November  2, 2004

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING III, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Financial Position (Unaudited)

As of September 30, 2004 and December 31, 2003

Condensed Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2004 and 2003 (As restated)

Condensed Statement of Changes in Shareholder's Equity (Unaudited)

For the Nine Months Ended September 30, 2004

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2004 and 2003 (As restated)

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

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING III, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY  (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2004

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

In Management's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments, except as noted below in Note 2) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in The United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

A summary of the significant effects of the restatement and the impact on the statements of operations is as follows:

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2004, the Fund's investments in loans are to companies based primarily within the United States and are diversified among borrowers in the industries shown below.  The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans.  Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the three month period ended September 30, 2004 and 2003, the weighted average interest rate on performing loans was 16.0% and 16.7%, respectively. For the nine month period ended September 30, 2004 and 2003, the weighted average interest rate on performing loans was 16.8% and 16.5%, respectively.  Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of September 30, 2004 consist of the following:

	Percentage of	Estimated Fair	Final
Borrower	Net Assets	Value 9/30/04	Maturity Date
Biotechnology
CancerVax		$1,720,019	11/01/06
Serenex		1,979,964	06/01/07
Trinity Biosystems		187,880	06/01/06
Subtotal:	5.1%	$3,887,863

Carrier Networking
Pedestal Networks		$1,847,298	09/01/06
Subtotal:	2.4%	$1,847,298

Communication Service Providers
Everest Broadband Networks		$7,312	*
Masergy Communications		4,229,550	09/01/06
MetroFi		396,935	07/01/07
Subtotal:	6.1%	$4,633,797

Communications Equipment
Atrica		$1,893,423	01/01/06
Bivio Networks [Network Robots]		334,637	*
Caymas Systems		738,091	06/01/06
General Bandwidth		565,996	06/01/05
Inkra Networks		278,919	01/01/05
Nishan Systems		104,753	07/01/05
Sandial Systems		269,102	01/01/05
Sanera Systems		188,892	07/01/05
Santera Systems		223,794	04/01/05
Subtotal:	6.1%	$4,597,607

Computers & Peripherals
3PARdata		$1,759,770	02/01/06
MaXXan Systems		2,151,603	11/01/05
ONStor [Claristor]		861,418	09/01/06
OQO		1,899,259	08/01/07
Subtotal:	8.8%	$6,672,050

Internet
Coremetrics		$835,627	*
Evergreen Assurance		649,468	05/01/06
Friendster		5,748,692	10/01/07
Postini		852,913	11/01/06
QuinStreet [Echo Online Networks]		22,752	11/01/04
Slam Dunk Networks		0	*
Tribe.net		248,142	11/01/07
Subtotal:	11.0%	$8,357,594

Medical Devices
AcuFocus		$3,299,441	06/01/07
Alere Medical		3,341,625	12/01/06
Evalve		2,112,788	02/01/06
Inogen		655,598	07/01/07
NeoGuide Systems		87,134	02/01/05
Neomend		58,415	*
Neuronetics		2,591,544	04/01/07
Ntero Surgical		394,593	*
Oculus Innovative Sciences		832,974	05/01/07
Volcano Therapeutics		3,451,139	09/01/06
Subtotal:	22.2%	$16,825,251

Other
Ion America		$810,497	04/01/06
Nanosolar		430,589	06/01/07
Subtotal:	1.6%	1,241,086

Other Technology
Kiwi Networks		$857,853	06/01/07
Triformix		514,964	06/01/07
Subtotal:	1.8%	$1,372,817

Photonics
Cenix		$691,081	*
Covega [Quantum Photonics]		270,389	02/01/05
Inphi		1,031,913	12/01/06
iolon		232,662	02/01/05
NovX Microsystems		112,541	04/01/05
Nufern		785,770	08/01/05
Subtotal:	4.1%	$3,124,356

Semiconductors
Aeluros		$490,019	03/01/06
Ample Communications		147,333	02/01/05
Analogix Semiconductor		3,289,476	05/01/07
Aristos Logic		6,711,714	12/01/07
Brion Technologies		490,058	11/01/06
Ishoni Networks [HiQ Networks]		584,701	*
Nexsil		425,203	01/01/06
Scintera Networks		1,086,070	10/01/06
Sierra Logic		555,698	07/01/07
Sierra Monolithics		114,326	03/01/05
Stretch		1,922,614	12/01/06
T-Ram		349,160	07/01/05
TriCN		95,836	11/01/06
Subtotal:	21.5%	$16,262,208

Semiconductors & Equipment
Fyre Storm		$428,939	02/01/06
Matrix Semiconductor		4,299,786	03/01/07
Molecular Imprints		1,368,315	04/01/06
Universal Network Machines		1,354,782	03/01/07
Subtotal:	9.8%	$7,451,822

Software
Accruent		$1,171,906	01/01/07
Adaptive Planning		365,792	02/01/07
Airgo Networks [Woodside Networks]		1,618,521	04/01/06
Andale		1,745,263	11/01/06
Arroyo Video Solutions		878,264	06/01/07
Avamar Technologies		2,684,928	03/01/07
Bang Networks		0	*
Ceon		174,278	04/01/05
CiraNova		279,143	09/01/05
CoWare		872,984	06/01/07
Enkata Technologies		874,076	09/01/06
InterSan		744,772	12/01/06
IP Wireless		9,131,202	02/01/07
IXI Mobile		3,212,195	07/01/06
KonaWare		230,860	01/01/07
Merced Systems		252,699	12/01/05
Net6 [WebUnwired]		828,837	04/01/06
nLayers		814,638	08/01/06
Pivia		137,780	09/01/05
Platform Solutions		428,903	12/01/06
Plaxo		273,047	03/01/07
PSS Systems		158,941	06/01/06
Rome		1,027,200	03/01/07
Valchemy		327,297	11/01/06
Subtotal:	37.3%	$28,233,526

(Total: Cost of $109,138,927)	137.9%	$104,507,275

* As of September 30, 2004, loans with a cost basis of $7.5 million and a fair value of $2.9 million, have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 2004, the Fund had unfunded unexpired commitments of $22.1 million.

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

5.

RESTRUCTURE OF DEBT FACILITY AND CAPITAL REDUCTION

In March 2003, the Fund restructured its debt facility lowering its borrowing capacity from $250.0 million to $160.0 million.  On April 2, 2003, Westech Investment Advisers, the Managing Member of the Company, reduced the committed capital of the Company from $361.9 million to $217.1 million, of which $162.8 million has been called and received.  The remaining $54.3 million in committed capital has expired and can no longer be called.

During the nine month period ended September 30, 2004, the Fund distributed $6.3 million to its investor.

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

7.

SUBSEQUENT EVENT:

Subsequent to September 30, 2004, the Fund reduced its debt facility from $160 million to $50 million.

8.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2004 and 2003.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

For further information of the impact of the restatement on the condensed statement of operations for the three and nine month periods ended September 30, 2003, see note 2 to the condensed financial statements.

Overview

Venture Lending & Leasing III, Inc. (the “Fund”) is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund has ceased making commitments as of the quarter ended June 30, 2004 and as the loans pay off, the portfolio will become less diverse.  The Fund’s capital is generally used by the Fund’s portfolio companies to finance acquisitions of fixed assets and working capital. On May 19, 2000, the Fund completed its first closing of capital, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2000. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.

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

Loans are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund's Annual Report on Form 10-K/A for the year ended December 31, 2003 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as net assets.

Results of Operations –For the Three and Nine Months ended September 30, 2004 and 2003

Total investment income for the three months ended September 30, 2004 and 2003 was $4.2 million and $5.4 million, respectively, of which $4.1 million and $5.3 million, respectively, consisted of interest on venture loans outstanding during the period.  Total investment income for the nine months ended September 30, 2004 and 2003 was $13.4 million and $18.4 million, respectively, of which $13.2 million and $18.2 million, respectively, consisted of interest on venture loans outstanding during the period.  The remaining income consisted of payment of late fees from customers, income from expiration of commitments for which the Fund had received a commitment fee, and interest on the temporary investment of cash.   The cash is held pending investment in venture loans. The decrease in investment income is due primarily to the decline in outstanding performing loans, which averaged $147.0 million for the nine months ended September 30, 2003 and $105.3 million for the nine months ended September 30, 2004.  The decline in outstanding performing loans is a result of the Fund having ceased making commitments as of the quarter ended June 30, 2004, as noted above.   This impact was partially offset by the increase in average interest yield on loans from 16.5% for the nine months ended September 30, 2003 to 16.7% for the nine months ended September 30, 2004.  The increase in interest yield was due primarily to borrowers who paid a premium in order to pay off their loans early.

Total expenses were $1.7 million and $2.0 million for the three months ended September 30, 2004 and 2003, respectively.  Total expenses were $5.1 million and $6.9 million for the nine months ended September 30, 2004 and 2003, respectively.  Management fees were the largest expense.  Management fees for the three months ended September 30, 2004 and 2003 were $0.7 million and $0.9 million respectively.  Management fees for the nine months ended September 30, 2004 and 2003 were $2.3 million and $3.1 million, respectively.  Management fees were lower for the three and nine months ended September 30, 2004 because the asset base declined from $145.1 million as of September 30, 2003 to $118.0 million as of September 30, 2004.

Interest expense was $0.4 million and $0.5 million for the three months ended September 30, 2004 and 2003, respectively. Interest expense was $1.2 million and $1.7 million for the nine months ended September 30, 2004 and 2003, respectively.  Included in these amounts are the settled portion of the Fund's interest hedge transactions of $0.2 million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively and $0.6 million and $0.9 million for the nine months ended September 30, 2004 and 2003, respectively.   Interest expense declined as average outstanding bank debt declined from $59.3 million for the nine months ended September 30, 2003 to $47.2 million for the nine months ended September 30, 2004, interest expense declined further during the period because rates dropped from 3.9% to 3.5% during the same period.  This was primarily due to interest rate declines in general; however interest rates appear to be trending upwards as the average interest rate for the 3 months ended September 30, 2004 was 3.7%, which was up from 3.5%, the average interest rate for the nine months ended September 30, 2004..

Total other operating expenses for the three months ended September 30, 2004 and 2003 were $0.5 million and $0.5 million, respectively.  Total other operating expenses for the nine months ended September 30, 2004 and 2003 were $1.6 million and $2.1 million, respectively.  Legal and banking related fees comprised a majority of the other operating expenses for the three and nine months ended September 30, 2004 and 2003.  The expense for the nine months ended September 30, 2003 included a $0.3 million charge for unamortized bank facility fees due to the reduction in the debt facility.  The majority of the remaining decrease in total other operating expenses from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 was a result of the reduction of the banking and legal fees.

The Fund incurred a net unrealized gain (loss) from investments and hedging activity of $1.2 million and $(2.5) million for the three months ended September 30, 2004 and 2003, respectively.  The change in unrealized gain (loss) from investments and hedging activity was due primarily to changes in the fair value of loans from borrowers of $1.1 million and $(2.8) million for the three months ended September 30, 2004 and 2003, respectively.  Included in the unrealized gain (loss) for the three months ended September 30, 2004 and 2003 is a $0.1 million unrealized gain and a $0.3 million unrealized gain, respectively resulting from interest rate hedging transactions. The Fund incurred a net unrealized gain (loss) from investments and hedging activity of $(0.1) million and $(4.8) million for the nine months ended September 30, 2004 and 2003, respectively.  The change in unrealized gain (loss) from investments and hedging activity was due to changes in the fair value of loans from borrowers of $(0.5) million and $(5.1) million for the nine months ended September 30, 2004 and 2003, respectively.  Included in the unrealized gain (loss) for the nine months ended September 30, 2004 and 2003 is a $0.5 million unrealized gain and a $0.4 million unrealized gain, respectively, resulting from interest rate hedging transactions.

The Fund incurred a net realized gain (loss) from investment transactions of $(1.0) million and $0.1 million for the three months ended September 30, 2004 and 2003, respectively.  The Fund incurred a net realized loss from investment transactions of $(2.3) million and $(2.1) million for the nine months ended September 30, 2004 and 2003, respectively. These realized losses were the result of writing off certain loans deemed to be uncollectible less small recoveries of previously written off loans.

Liquidity and Capital Resources – September 30, 2004 and December 31, 2003

Total capital contributed to the Fund was approximately $155.0 million at September 30, 2004.  Committed capital to the Company at September 30, 2004 was $217.1 million, of which $162.8 million has been called and received.  The remaining $54.3 million in committed capital has expired and can no longer be called.

As of September 30, 2004 and December 31, 2003, the Fund had in place a $160.0 million debt facility to finance the acquisition of asset-based loans.  As of September 30, 2004 and December 31, 2003, $40.7 million and $59.2 million was outstanding under this facility, respectively.  Subsequent to September 30, 2004, the debt facility was reduced from $160.0 million to $50.0 million.

At September 30, 2004 and December 31, 2003 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $35.3 million and $53.2 million.  The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of September 30, 2004 and December 31, 2003, 10.0% and 8.8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the nine months ended September 30, 2004. Amounts disbursed under the Fund's loan commitments increased by approximately $56.7 million during the nine months ended September 30, 2004. Net loan amounts outstanding after amortization decreased by approximately $18.4 million for the same period. Unexpired, unfunded commitments decreased by approximately $33.4 million for the nine months ended September 30, 2004.

As of	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
September 30, 2004	$543.6 million	$439.1 million	$104.5 million	$22.1 million
December 31, 2003	$486.9 million	$364.0 million	$122.9 million	$55.5 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% for the nine months ended September 30, 2004. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Changes in internal controls

As of June 30, 2004, the Fund re-evaluated its internal controls and documented the processes, policies, and assumptions over financial reporting.  Senior Management and the Audit Committee determined that the accounting policies were consistent and appropriate under accounting principles generally accepted in the United States of America.

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

November 11, 2004

Date:

November 11, 2004

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

Date: November 11, 2004

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

Date: November 11, 2004

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.3

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
November 11, 2004

Exhibit 32.4

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas D. Reed, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Douglas D. Reed

Douglas D. Reed

Chief Financial Officer
November 11, 2004