Form 10-Q/A
period 2004-09-30
VENTURE LENDING & LEASING III INC
filed 2004-11-15
CIK 1107274

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-00207

Venture Lending & Leasing III, Inc.

(Exact Name of Registrant as specified in its charter)

Maryland	77-0534084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2010 North First Street, Suite 310	San Jose, CA 95131
(Address of principal executive offices)	(Zip Code)
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

Common Stock, $.001 par value

100,000

EXPLANATORY NOTE

Venture Lending & Leasing III, Inc. is submitting this form 10-Q/A for September 30, 2004 because the financial statements were inadvertently omitted during transmission of the 10-Q for September 30, 2004.  We noticed the omission upon review of the posted filing and corrected the filing immediately upon its discovery.

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

Item 3.

Defaults upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING III, INC.

 CONDENSED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	September 30, 2004	December 31, 2003

ASSETS
Loans at estimated fair value
(Cost of $109,138,927 and $127,030,246)	$104,507,275	$122,926,428
Cash and cash equivalents	11,784,657	12,102,263
Other assets	1,700,085	2,567,204

Total assets	$117,992,017	$137,595,895

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Borrowings under debt facilty	$40,705,187	$59,155,025
Accrued management fees	855,533	965,323
Accounts payable and other accrued liabilities	653,226	1,322,511

Total liabilities	42,213,946	61,442,859

Shareholder's equity:
Common stock: $0.001 par value, 200,000 shares
authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	155,004,400	155,004,400
Accumulated distributions	(91,885,482)	(85,549,717)
Accumulated earnings	12,659,053	6,698,253
Total shareholder's equity	75,778,071	76,153,036

Total liabilities and shareholder's equity	$117,992,017	$137,595,895

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
		As Restated		As Restated
		See Note 2		See Note 2
INVESTMENT INCOME:
Interest on loans	$4,130,456	$5,344,214	$13,150,479	$18,192,546
Interest on short-term investments
and other income	88,589	62,639	220,982	223,869
Total investment income	4,219,045	5,406,853	13,371,461	18,416,415

EXPENSES:
Management fees	737,450	897,669	2,263,488	3,075,440
Interest expense	411,996	528,748	1,237,831	1,728,596
Other operating expenses	527,885	537,113	1,579,919	2,126,905
Total expenses	1,677,331	1,963,530	5,081,238	6,930,941
Net investment income	2,541,714	3,443,323	8,290,223	11,485,474

Net change in unrealized loss from investments and hedging activity	1,151,012	(2,494,542)	(67,614)	(4,755,146)
Net realized gain (loss) from investment transactions	(1,039,153)	82,122	(2,261,809)	(2,132,488)
Net income	$2,653,573	$1,030,903	$5,960,800	$4,597,840
Net income per share	$26.54	$10.31	$59.61	$45.98
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING III, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY  (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

			Capital in
	Common Stock		Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	Earnings	Total

BALANCE, December 31, 2003	100,000	$100	$155,004,400	$(85,549,717)	$6,698,253	$76,153,036
Distributions				(6,335,765)		(6,335,765)
Net income					5,960,800	5,960,800
BALANCE, September 30, 2004	100,000	$100	$155,004,400	$(91,885,482)	$12,659,053	$75,778,071

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2004	September 30, 2003
		As Restated
		See Note 2
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,960,800	$4,597,840
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized loss from investment transactions	2,261,809	2,132,488

Net change in unrealized loss from investments and hedging activities	67,614	4,755,146
Amortization of deferred assets	249,258	611,270
Decrease in other assets	617,861	1,192,946
Net decrease in accounts payable, accrued liabilities, and accrued management fees	(318,855)	(840,074)
Acquisition of loans	(56,701,672)	(52,199,683)
Principal payments on loans	71,811,518	98,023,085
Acquisition of securities	(1,851,795)	(1,269,804)
Net cash provided by operating activities	22,096,538	57,003,214
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(3,500,000)	(44,550,000)
Deemed distribution to shareholder	(464,306)	(363,191)
Payment of deferred bank and bank related fees	-	(64,460)
Borrowings under debt facility	6,888,239	35,839,518
Repayment of borrowings under debt facility	(25,338,077)	(43,737,502)
Net cash used in financing activities	(22,414,144)	(52,875,635)
Net increase (decrease) in cash and cash equivalents	(317,606)	4,127,579
CASH AND CASH EQUIVALENTS:
Beginning of period	12,102,263	9,863,882
End of period	$11,784,657	$13,991,461
CASH PAID DURING THE PERIOD FOR:
Interest	$1,240,287	$1,726,846
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$2,371,459	$3,068,911
Receipt of security for loans	$519,664	-

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

A summary of the significant effects of the restatement and the impact on the statements of operations is as follows:

Impact on Financial Statements	Three Months ended September 30, 2003	Three Months ended September 30, 2003	Nine Months ended September 30, 2003	Nine Months ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated

Interest on loans	$5,613,053	$5,344,214	$18,965,658	$18,192,546

Net investment income	$3,712,162	$3,443,323	$12,258,586	$11,485,474

Net income	$1,299,742	$1,030,903	$5,370,952	$4,597,840

Net income per share	$13.00	$10.31	$53.71	$45.98

Impact on Financial Highlights:
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003	September 30, 2003	September 30, 2003
	As Previously reported	As Restated	As Previously reported	As Restated

Total Return *	5.3%	4.1%	7.6%	6.5%

Ratios to Average Net Assets:
Expenses *	8%	8%	8%	8%
Net Investment Income *	15%	14%	15%	14%

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Total Return *	11.9%	4.1%	11.0%	6.5%

Per Share Amounts:
Net Asset Value, Beginning of Period	$739.78	$1,016.36	$761.53	$1,420.05
Net Investment Income	25.42	34.43	82.90	114.85
Net Realized Loss & Change in Unrealized Loss	1.11	(24.12)	(23.29)	(68.88)
Total Income	26.53	10.31	59.61	45.97
Capital Distributions	(8.53)	(40.47)	(63.36)	(479.82)

Net Asset Value, End of period	$757.78	$986.20	$757.78	$986.20

Net Assets, End of period	$75,778,071	$98,620,433	$75,778,071	$98,620,433

Ratios to Average Net Assets:

Expenses *	9%	8%	9%	8%
Net Investment Income *	14%	14%	15%	14%

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

In addition to the historical information contained herein, this Quarterly Report on Form 10-Q/A contains certain forward-looking statements. The readers of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Fund's actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments and competition. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business.

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

ITEM 4.   DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q/A, the Fund's chief executive officer and chief financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Fund's chief executive officer and chief financial officer concluded that the Fund's disclosure controls and procedures were effective in timely alerting them of any material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Securities Exchange Act of 1934.

Changes in internal controls

As of June 30, 2004, the Fund re-evaluated its internal controls and documented the processes, policies, and assumptions over financial reporting.  Senior Management and the Audit Committee determined that the accounting policies were consistent and appropriate under accounting principles generally accepted in the United States of America.

There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report on form 10-Q/A.

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

November 15, 2004

Date:

November 15, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas D. Reed, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Venture Lending & Leasing III, Inc.;

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

Date: November 15, 2004

/S/ Douglas D. Reed

Douglas D. Reed

Chief Financial Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald W. Swenson, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Venture Lending & Leasing III, Inc.;

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

Date: November 15, 2004

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.3

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-Q/A for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
November 15, 2004

Exhibit 32.4

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-Q/A for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas D. Reed, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Douglas D. Reed

Douglas D. Reed

Chief Financial Officer
November 15, 2004