Form 10-K
period 2004-12-31
VENTURE LENDING & LEASING III INC
filed 2005-03-25
CIK 1107274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 15, 2005 was 100,000.

Documents Incorporated by Reference

Document Description

10-K Part

Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting

of Shareholders held May 11, 2005

III

PART I

ITEM 1.

BUSINESS.

Introduction.

Venture Lending & Leasing III, Inc. (the “Fund”) was incorporated in Maryland on January 28, 2000, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940 (“1940 Act”). The Fund is a wholly owned subsidiary of Venture Lending & Leasing III, LLC, a Delaware limited liability company (the “Company”). The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies in the form of secured loans. Prior to commencing its operations on May 19, 2000, the Fund had no operations other than the sale of 100,000 shares to the Company for $25,000. As of December 31, 2004, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.

The Fund’s shares of Common Stock, $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.

Investment Program.

General.  As a Business Development Company (“BDC”), the Fund will invest at least 70% of its total assets (“qualifying assets”) in securities of companies that qualify as “eligible portfolio companies.”  An eligible portfolio company generally is a United States company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”) (See “Regulation”).  The Fund may invest up to 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies (for example, because the company's securities are listed on the National Association of Securities Dealers' Automated Quotation System) and eligible portfolio companies as to which the Fund does not offer to make available significant managerial assistance.  The foregoing percentages are determined, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, by the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower to the Fund pursuant to such commitment.

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

Warrants and Equity Securities.  The Fund generally acquires warrants to purchase equity securities of the borrower in connection with asset financings.  The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower.  Substantially all the warrants and underlying equity securities are restricted securities under the Securities Act of 1933 (“1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide (i) "piggyback" registration rights, which permit the Fund under certain circumstances to include some or all of the securities owned by it in a registration statement filed by the borrower or (ii) under rare circumstances, "demand" registration rights permitting the Fund under certain circumstances to require the borrower to register the securities under the 1933 Act (in some cases at the Fund's expense).

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

Investment Guidelines.  In selecting investments for the Fund's portfolio, Westech Investment Advisors (the “Manager”) will endeavor to meet the investment guidelines established by the Fund's Board of Directors.  The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager.   Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.

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

Employees.

The Fund has no employees; all of its officers are officers and employees of the Manager or of Siguler Guff (“Advisor to the Manager”), and all of its required services are performed by officers and employees of the Manager or Advisor to the Manager.

ITEM 2.

PROPERTIES.

All of the Fund’s office space is provided by the Manager.

ITEM 3.

LEGAL PROCEEDINGS.

As discussed in note 10 to the financial statements, the Fund is currently involved in a legal dispute that was initiated by the Fund in an attempt to attach the collateral of a defaulted portfolio company.  The initial complaint was filed on September 22, 2003 in the Superior Court of California in Santa Clara County.  The cross complaint was filed October 25, 2004  for an unspecified amount of damages.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Fund’s security holders during the last quarter of the year ended December 31, 2004.

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Fund’s Common Stock is not listed on any securities exchange, and all holders of the Fund’s Common Stock are subject to agreements significantly restricting the transferability of their shares.

The number of holders of record of the Fund’s Common Stock at March 15, 2005 was 1.

The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has also established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  Additionally, in 2003 the Fund made two additional special distributions to return capital to its shareholder.  As of December 31, 2004, the Fund had distributed  $114.04 million to its shareholder of which $94.05 million was in cash.

ITEM 6.

SELECTED FINANCIAL DATA.

The following table summarizes certain financial data and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Form 10-K.  The selected financial data set forth below has been derived from the 2004, 2003, 2002 and 2001 audited financial statements and the 2000 unaudited financial statements.

					From Inception,
	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	(May 19, 2000) To
	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000
Statement of Operations Data:
Investment Income:
Interest on Loans	$16,572,162	$22,584,642	$30,929,357	$23,853,786	$2,456,109
Interest on Short - Term investments	314,507	326,949	817,173	741,564	410,056
Total Investment Income	16,886,669	22,911,591	31,746,530	24,595,350	2,866,165
Expenses:
Management Fee to Managers	2,900,472	3,926,546	6,548,175	9,917,506	4,752,659
Interest Expense	1,615,673	2,147,210	3,269,223	3,290,846	422,488
Other Operating Expenses	2,150,349	2,736,893	2,823,341	1,383,178	386,963
Total Expenses	6,666,494	8,810,649	12,640,739	14,591,530	5,562,110
Net Investment Income (Loss)	10,220,175	14,100,942	19,105,791	10,003,820	(2,695,945)
Net change in unrealized gain (loss) from investment transactions	628,107	1,814,788	(2,128,068)	(4,399,807)	-
Net realized loss from investment transactions	(2,517,140)	(8,152,936)	(12,771,267)	(8,179,065)	-
Net Income (Loss)	$8,331,142	$7,762,794	$4,206,456	($2,575,052)	($2,695,945)

AMOUNTS PER COMMON SHARE:
Net Income (Loss)	$83.31	$77.63	$42.06	($25.75)	($26.96)
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000	100,000

	As of	As of	As of	As of	As of
	31-Dec-04	31-Dec-03	31-Dec-02	31-Dec-01	31-Dec-00
Balance Sheet Data:
Total Assets	$101,917,338	$137,595,895	$197,561,854	$228,490,514	$87,988,437
Bank Loans	$44,827,921	$59,155,025	$51,884,504	$80,000,000	$37,500,000

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies. Our portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. Our capital is generally used by our portfolio companies to finance acquisitions of fixed assets and working capital. On May 19, 2000, we completed our first closing of capital, made our first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2000. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.

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

The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed technology companies.  The borrower’s ability to repay their loans may be adversely impacted by a number of factors, and as a result the loan may not be fully repaid.  Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

CRITICAL ACCOUNTING POLICIES

The Fund’s manager (“Manager” or “Westech) identified the most critical accounting estimates upon which the financial statements depend.  The Manager determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments.  The Manager identified the only critical accounting policy to be related to the valuation of loans.

Loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of footnote 2 to the financial statements (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan.   The actual value of the loans may differ from management’s estimates, which would affect net income as well as assets.

Results of Operations – For the year ended December 31, 2004, 2003, and 2002

Total investment income for the year ended December 31, 2004 was $16.9 million, of which $16.6 million consisted of interest on venture loans outstanding.  Total investment income for the year ended December 31, 2003 was $22.9 million, of which $22.6 million consisted of interest on venture loans outstanding.  Total investment income for the year ended December 31, 2002 was $31.7 million, of which $30.9 million consisted of interest on venture loans outstanding. Remaining income consisted of interest and dividends on the temporary investment of cash, pending investment in venture loans or application to the Fund’s expenses.   The decrease in interest income on loans from $22.6 million for 2003 to $16.6 million for 2004 was due primarily to the decrease in the average outstanding loans from $142.1 million to $103.6 million.  This was slightly offset by a slight increase in interest rates from 15.9% to 16.0% during those same periods.  The decrease from $30.9 million for the year ended December 31, 2002 to $22.6 million for the year ended December 31, 2003 is due primarily to a decrease in performing loans from $190.5 million to $142.1 million during the same year.  This was further reduced by a slight decrease in interest rates over the year from 16.2% to 15.9% during those same years.

Expenses for the years ended December 31, 2004, 2003 and 2002 were $6.7 million, $8.8 million, and $12.6 million, respectively.  Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets.  Management fees for the Fund were $2.9 million, $3.9 million, and $6.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.  The decrease in management fees from $3.9 million in 2003 to $2.9 million in 2004 is due to the declining asset levels of the Fund.  The decrease in management fees from $6.5 million in 2002 to $3.9 million in 2003 is due to the passing of the second year of the Fund’s life in 2002, which caused management fees to be calculated based on total assets instead of the Company’s committed capital.  Management fees were based on total assets for the period from May 19, 2002 through December 31, 2002 and for the entire year for 2003.  Management fee expense was also lower in 2003 as the asset base declined.  Interest expense was $1.6 million, $2.1 million, and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Interest expense declined from $2.1 million in 2003 to $1.6 million in 2004 primarily due to the decline in average debt outstanding from $56.0 million in 2003 to $46.7 million in 2004.  Additionally, interest rates fell from 3.8% for 2003 to 3.5% in 2004.  Interest expense declined from $3.3 million for the year ended December 31, 2002 to $2.1 million for the year ended December 31, 2003. A majority of this decline was due to a decrease in average debt outstanding from $66.6 million to $56.0 million for those years.  Additionally average interest rates fell from 4.9% for the year ended December 31, 2002 to 3.8% for the year ended December 31, 2003 as interest rates in general continued to decline. Other operating expenses, a majority of which were legal and bank related fees, were $2.2 million, $2.7 million and $2.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.  A decrease in insurance fees related to the debt facility made up a majority of the decrease in other expenses from the year ended December 31, 2003 to the year ended December 31, 2004.    In 2003, the Fund restructured its outstanding debt, and the cost savings of the revised facility less the restructuring costs was the majority of the decrease in other expenses from 2002 to 2003.

Net change in unrealized gain (loss) from investment transactions and hedging was $0.6 million, $1.8 million, and ($2.1) million for the years ended December 31, 2004, 2003 and 2002, respectively, of which less than $0.1 million, $1.4 million, and ($2.3) million, respectively reflected net adjustments to fair value of loans.  The remainder of the net change in unrealized loss is reflective of the adjustment of the fair value of the Fund’s hedge transactions.  Net realized loss from investment transactions was $2.5 million, $8.2 million, and $12.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.  The net realized loss from investment transactions was entirely composed of loans which were written off during the year, less any recoveries.

Net income for the years ended December 31, 2004, 2003 and 2002 was $8.3 million,  $7.8 million, and $4.2 million, respectively.  On a per share basis, for the years ended December 31, 2004, 2003 and 2002 there was a net income of $83.31, $77.63, and $42.06, respectively.

Liquidity and Capital Resources - December 31, 2004 and 2003

The Fund is owned entirely by the Company.   The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Members’ capital commitment to the Company.  As of December 31, 2004 the Company had received subscriptions for capital in the amount of $217.1 million.  As of December 31, 2004 and 2003 uncalled capital was $54.3 million.  All of the uncalled capital commitments to the Company have expired and can no longer be called.

The Fund had in place a $50 million and a $160 million securitzation debt facility as of December 31, 2004 and 2003, respectively, to finance the acquisition of asset-based loans.  As of December 31, 2004 and 2003, $44.8 million and $59.2 million, respectively, were outstanding under this facility.  During 2004 and 2003 the Fund was in compliance with its “asset coverage” requirements under the 1940 Act.  Loans can no longer be drawn on the credit facility and the size of the credit facility will automatically be reduced each month by the amount of principal amount repaid on the loans outstanding.  The facility has a program termination date of December 2005, at which time no new loans can be added to the borrowing base.

The required aggregate debt payments are as follows as of December 31, 2004:

Year	Principal Payments
Less than One Year	$25,470,977
One to Three Years	19,356,944
Three to Five Years	0
More than Five Years	0
$44,827,921

The Fund entered into swap transactions to hedge its interest rate on the securitization debt facility with a total notional principal of $40.4 million and $53.2 million, respectively.  The fair value of the swap at December 31, 2004 and 2003 was ($26.2) thousand and ($609.3) thousand, respectively.  The effect of the interest rate swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value.

As of December 31, 2004 and 2003, 8% and 9% of the Fund’s assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans during the year.  Amounts disbursed under the Fund’s loan commitments were $61.9 million for the year ended December 31, 2004. Net loan amounts outstanding after amortization was approximately $92.8 million as of December 31, 2004. Unexpired unfunded commitments as of December 31, 2004 were $10.8 million.

Year Ended	Amount Disbursed	Principal Amortization	Balance Outstanding	Unexpired Unfunded Commitments
December 31, 2004	$548.8 million	$456.0 million	$92.8 million	$10.8 million
December 31, 2003	$486.9 million	$364.0 million	$122.9 million	$55.5 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.  It is the Fund’s experience that not all unfunded commitments will be used by borrowers.

During the years ended December 31, 2004 and 2003 the Fund acquired loans in the amount of $61.9 million and $69.9 million, respectively.  Loan repayments were $89.0 million and $121.5 million for the years ended December 31, 2004 and 2003, respectively.  Cash distributions to the Fund’s shareholder were $25.5 million and $68.6 million for the years ended December 31, 2004 and 2003, respectively.

The Fund seeks to meet the requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder.   To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

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

 The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1% for the year ended December 31, 2004.

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

December 31, 2003 (Unaudited)

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Investment Income:
Interest on Loans	$6,472,510	$6,375,822	$5,344,214	$4,392,096
Interest on Short –Term Investments	63,881	97,350	62,639	103,079
Total Investment Income	6,536,391	6,473,172	5,406,853	4,495,175
Expenses:
Management Fees	1,127,795	1,049,976	897,669	851,106
Interest Expense	535,538	664,310	528,748	418,614
Other Operating Expenses	1,078,139	511,655	537,113	609,986
Total Expenses	2,741,472	2,225,941	1,963,530	1,879,706
Net Investment Income	3,794,919	4,247,231	3,443,323	2,615,469
Net change in unrealized loss from investment transactions	(3,117,748)	857,145	(2,494,542)	6,569,933
Net realized gain (loss)	(1,140,285)	(1,074,326)	82,122	(6,020,447)
Net income (loss)	($463,114)	$4,030,050	$1,030,903	$3,164,955
Amount per common share:
Net income (loss)	($4.63)	$40.30	$10.31	$31.65
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000

December 31, 2004 (Unaudited)

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Investment Income:
Interest on Loans	$4,878,630	$4,141,394	$4,130,456	$3,421,682
Interest on Short –Term Investments	46,629	85,763	88,589	93,526
Total Investment Income	4,925,259	4,227,157	4,219,045	3,515,208
Expenses:
Management Fees	752,900	773,138	737,450	636,984
Interest Expense	443,587	382,248	411,996	377,842
Other Operating Expenses	511,414	540,620	527,885	570,430
Total Expenses	1,707,901	1,696,006	1,677,331	1,585,256
Net Investment Income	3,217,358	2,531,151	2,541,714	1,929,952
Net change in unrealized loss from investment transactions	(2,495,264)	1,276,637	1,151,012	695,722
Net realized gain (loss)	(126,031)	(1,096,624)	(1,039,153)	(255,332)
Net income (loss)	$596,063	$2,711,164	$2,653,573	$2,370,342
Amount per common share:
Net income (loss)	$5.96	$27.11	$26.54	($21.93)
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000

See Item 15 for audited financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9.A.  DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Fund's chief executive officer and chief financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. Based upon this evaluation,  the Fund's chief executive officer and chief financial officer concluded that the Fund's disclosure controls and procedures were  effective in timely alerting them of any material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls

        There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended December 31, 2004.

ITEM 9.B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE FUND

The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund’s Board.

Name and Position With Fund	Age	Occupation During Past Five Years

Ronald W. Swenson, Chairman, Director and Chief Executive Officer	60	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994.

Salvador O. Gutierrez, Director, President , Chief Financial Officer	61	President, Chief Financial Officer, and Director, and other positions for Westech Investment Advisors since 1994.

George W. Siguler, Advisory Director	58	Managing Director, Siguler Guff Advisers & affiliates since 1995.
Brian R. Best Vice President, and Secretary	39	Vice President, Secretary and other positions for Westech Investment Advisors since 1997.

Jay L. Cohan Vice President	40	Vice President and other positions for Westech Investment Advisors since 1999.

Maurice C. Werdegar Vice President	40	Vice President and other positions for Westech Investment Advisors since 2001, Venture Partner, Outlook Ventures 2000 – 2001; CIO and Fund Manager, MetaMarkets.com 2000.

The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 11, 2005 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Six Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item is contained in the Fund’s Proxy Statement under the caption “Proposal 1 -- To Elect Six Directors of the Fund” and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the Fund’s Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the Fund’s Proxy Statement under the captions: “Other Information -- Managers” and is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Fund’s Proxy Statement under the captions: “Other Information – Independent Auditors” and is incorporated herein by reference.

PART IV.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1.

Index to Financials Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Statements of Financial Position as of December 31, 2004 and 2003

Statements of Operations for the Years ended December 31, 2004, 2003 and 2002

Statements of Changes in Shareholder’s Equity for the Years ended December 31, 2004, 2003 and  2002

Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

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

4.1

Form of Purchase Agreement between the Fund and the Company, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.

10.1

Form of Custodian Agreement between the Fund and Investors Bank & Trust, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.

10.2

Form of Intercreditor Agreement between the Fund and Venture Lending & Leasing, Inc., Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.

10.3

Form of Management Agreement between the Fund, the Manager and the Adviser to the Manager, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.

31.1 – 32.2

Certifications pursuant to The Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

The Fund filed no reports on Form 8-K with the Commission during the fiscal quarter ended December 31, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING III, INC.

(Registrant)

By: /S/Ronald W. Swenson	By: /S/Salvador O. Gutierrez
Ronald W. Swenson	Salvador O. Gutierrez
Chairman and Chief Executive Officer	Chief Financial Officer
Date: March 25, 2005	Date: March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

By: /S/Salvdor O. Gutierrez	President & Director	March 25, 2005
Salvador O. Gutierrez

By: /S/Scott C. Malpass	Director	March 25, 2005
Scott C. Malpass

By: /S/Louis W. Moelchert, Jr.	Director	March 25, 2005
Louis W. Moelchert, Jr.

By: /S/Roger V. Smith	Director	March 25, 2005
Roger V. Smith

By: /S/Arthur C. Spinner	Director	March 25, 2005
Arthur C. Spinner

By: /S/Ronald W. Swenson	CEO & Director	March 25, 2005
Ronald W. Swenson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Venture Lending & Leasing III, Inc.:

We have audited the accompanying statements of financial position of Venture Lending & Leasing III, Inc. (the “Fund”) as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our procedures included confirmation of loans as of December 31, 2004 and 2003, by correspondence with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2004 and 2003, and the results of its operations, changes in its shareholder’s equity and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/S/Deloitte & Touche, LLP

San Francisco, CA
March 4, 2005

VENTURE LENDING & LEASING III, INC.

Statements of Financial Position

As of December 31, 2004 and 2003

	December 31, 2004	December 31, 2003

ASSETS
Loans at estimated fair value
(Cost of $96,859,544 and $127,030,246)	$92,800,761	$122,926,428
Cash and cash equivalents	7,708,532	12,102,263
Other assets	1,408,045	2,567,204

Total assets	$101,917,338	$137,595,895

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Borrowings under debt facilty	$44,827,921	$59,155,025
Accrued management fees	756,894	965,323
Accounts payable and other accrued liabilities	343,218	1,322,511

Total liabilities	45,928,033	61,442,859

Shareholder's equity:
Common stock: $0.001 par value, 10,000,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	155,004,400	155,004,400
Accumulated distributions	(114,044,590)	(85,549,717)
Accumulated earnings	15,029,395	6,698,253
Total shareholder's equity	55,989,305	76,153,036

Total liabilities and shareholder's equity	$101,917,338	$137,595,895

See notes to financial statements.

VENTURE LENDING & LEASING III, INC.

Statements of Operations

For the Years Ended December 31, 2004, 2003 and 2002

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002
INVESTMENT INCOME:
Interest on loans	$16,572,162	$22,584,642	$30,929,357
Interest on short-term investments
and other income	314,507	326,949	817,173
Total investment income	16,886,669	22,911,591	31,746,530

EXPENSES:
Management fees	2,900,472	3,926,546	6,548,175
Interest expense	1,615,673	2,147,210	3,269,223
Other operating expenses	2,150,349	2,736,893	2,823,341
Total expenses	6,666,494	8,810,649	12,640,739
Net investment income	10,220,175	14,100,942	19,105,791

Net change in unrealized gain (loss) from investments and hedging activity	628,107	1,814,788	(2,128,068)
Net realized loss from investment transactions	(2,517,140)	(8,152,936)	(12,771,267)
Net income	$8,331,142	$7,762,794	$4,206,456
Net income per share	$83.31	$77.63	$42.06
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING III, INC.

Statements of Changes in Shareholder’s Equity

For the Years Ended December 31, 2004, 2003 and 2002

			Capital in
	Common Stock		Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	Earnings	Total

BALANCE, December 31, 2001	100,000	$100	$155,004,400	$(6,864,039)	$(5,270,997)	$142,869,464
Distributions				(5,071,225)		(5,071,225)
Net income					4,206,456	4,206,456
BALANCE, December 31, 2002	100,000	100	155,004,400	(11,935,264)	(1,064,541)	142,004,695
Distributions				(73,614,453)		(73,614,453)
Net income					7,762,794	7,762,794

BALANCE, December 31, 2003	100,000	100	155,004,400	(85,549,717)	6,698,253	76,153,036
Distributions				(28,494,873)		(28,494,873)
Net income					8,331,142	8,331,142
BALANCE, December 31, 2004	100,000	$100	$155,004,400	$(114,044,590)	$15,029,395	$55,989,305

See notes to financial statements.

VENTURE LENDING & LEASING III, INC.

Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	For the Year Ended		For the Year Ended	For the Year Ended
	December 31, 2004		December 31, 2003	December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,331,142		$7,762,794	$4,206,456
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized loss from investment transactions	2,517,140		8,152,936	12,771,267

Net change in unrealized loss (gain) from investments and hedging activities	(628,107)		(1,814,788)	2,128,068
Amortization of deferred assets	332,341		694,356	349,247
Decrease in other assets	826,816		777,034	88,887
Net decrease in accounts payable, accrued liabilities, and accrued management fees	(604,648)		(951,309)	(1,794,724)
Acquisition of loans	(61,884,627)		(69,940,464)	(119,171,122)
Principal payments on loans	89,018,525		121,481,256	122,903,713
Acquisition of securities	(1,851,795)		(2,087,921)	(3,072,847)
Net cash provided by operating activities	36,056,787	-	64,073,894	18,408,945
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(25,500,000)		(68,550,000)	-
Deemed distribution to shareholder	(623,414)		(491,574)	(264,703)
Payment of deferred bank and bank related fees	-		(64,460)	(340,700)
Borrowings under debt facility	13,850,440		57,177,917	2,770,352
Repayment of borrowings under debt facility	(28,177,544)		(49,907,396)	(30,885,848)
Net cash used in financing activities	(40,450,518)		(61,835,513)	(28,720,899)
Net increase (decrease) in cash and cash equivalents	(4,393,731)		2,238,381	(10,311,954)

CASH AND CASH EQUIVALENTS:
Beginning of year	12,102,263		9,863,882	20,175,836
End of year	$7,708,532		$12,102,263	$9,863,882
CASH PAID DURING THE PERIOD FOR:
Interest	$1,607,036		$2,142,399	$3,366,726
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$2,371,459		$4,572,880	$4,806,522
Receipt of security for loans	$519,664		-	-

See notes to financial statements.

VENTURE LENDING & LEASING III, INC.

Notes to Financial Statements

1.

ORGANIZATION AND OPERATIONS OF THE COMPANY

Venture Lending & Leasing III, Inc. (the Fund) was incorporated in Maryland on January 28, 2000, as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. The Fund is a wholly owned subsidiary of Venture Lending & Leasing III, LLC, a Delaware limited liability company (the Company). The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies in the form of secured loans. Prior to commencing its operations on May 19, 2000, the Fund had no operations other than the sale of 100,000 shares to Venture Lending and Leasing III, LLC for $25,000. As of December 31, 2004, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986.

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

Nonaccrual Loans

The Fund’s policy is to place a loan on nonaccrual status when the loan stops performing and management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status. Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the valuation of loans.

Loans with a fair value of $2,483,327 and $7,547,196 and a cost of $6,542,110 and $11,651,014 have been classified as nonaccrual at December 31, 2004 and 2003, respectively.

Commitment Fees

Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.  If a draw is never made, the commitment fee less any applicable legal costs becomes recognized as other income.

Interest Rate Swaps

The Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. For investment companies such as the Fund, SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings.

The Fund enters into interest rate swap transactions to hedge its interest rate on its bank loans.  As of December 31, 2004 and 2003, the Fund had an interest rate swap transaction with a notional principal amount of $40,375,408 and $53,239,522, respectively. The net interest received or paid on the transactions is included in interest expense. The fair value of the swap is recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investment transactions.  As of December 31, 2004 and 2003, the Fund has recorded a liability of $26,196 and $609,268, respectively, to reflect the value of the outstanding hedge transaction.

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

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-4 which provided guidance on the application of certain provisions of the AICPA Audit and Accounting Guide, Audits of Investment Companies, and SOP 95-2, Financial Reporting by Nonpublic Investment Partnerships.  SOP 03-4 requires non-registered investment companies that meet certain criteria to disclose, as a financial highlight, an annual Internal Rate of Return (IRR) in place of the Total Return disclosure previously required.  SOP 03-4 requires the IRR disclosure in annual financial statements issued for fiscal years beginning after December 15, 2003.  The Fund has adopted the IRR provisions of SOP 03-4 as of December 31, 2004.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholder’s equity.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance the borrower up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of December 31, 2004 and 2003, the Fund’s investments in loans are primarily within the United States and are diversified among the following industries. The percentage of net assets (shareholder’s equity) that each industry group represents is shown with the industry totals. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans.  Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund’s use of leverage (debt) as a means of financing investments).

Loan balances are summarized by borrower.  Typically a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower may change each month.  For the year ended December 31, 2004 and 2003, the weighted average interest rate on performing loans was 16.0% and 15.9%, respectively.  Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest on non-performing assets.

	Percentage of	Estimated Fair	Final
Borrower	Net Assets	Value 12/31/04	Maturity Date

Biotechnology
Net6 [WebUnwired]		$657,277	4/1/06
Serenex		1,979,549	6/1/07
Trinity Biosystems		166,013	6/1/06
Subtotal:	5.0%	$2,802,839
Carrier Networking
Arroyo Video Solutions		$1,294,221	9/1/07
Pedestal Networks		1,452,705	9/1/06
Subtotal:	4.9%	$2,746,926
Communication Service Providers
Everest Broadband		$0	*
Masergy Communications		3,669,682	9/1/06
MetroFi		1,014,129	11/1/07
Subtotal:	8.4%	$4,683,811
Communications Equipment
Atrica		$1,325,306	1/1/06
Bivio Networks [Network Robots]		184,637	*
Caymas Systems		618,433	6/1/06
General Bandwidth		226,396	6/1/05
Inkra Networks		134,602	1/1/05
Nishan Systems		23,692	7/1/05
Sanera Systems		99,557	7/1/05
Santera Systems		86,638	4/1/05
Subtotal:	4.8%	$2,699,261
Computers & Peripherals
3PARdata		$1,211,770	2/1/06
MaXXan Systems		1,723,359	11/1/05
ONStor [Claristor]		731,195	9/1/06
OQO		2,098,738	3/1/08
Subtotal:	10.3%	$5,765,062
Internet
Coremetrics		$591,901	*
Friendster		5,315,075	10/1/07
MessageOne, Inc.		527,946	5/1/06
Postini		739,089	11/1/06
Slam Dunk Networks		0	*
Tribe.net		1,164,097	11/1/07
Subtotal:	14.9%	$8,338,108
Medical Devices
AcuFocus		$3,203,929	6/1/07
Alere Medical		2,913,155	12/1/06
Evalve		1,720,944	2/1/06
Inogen		1,798,854	10/1/07
NeoGuide Systems		35,164	2/1/05
Neomend		36,415	*
Neuronetics		2,350,945	4/1/07
Ntero Surgical		394,593	*
Oculus Innovative Sciences		759,471	5/1/07
Volcano Therapeutics		3,107,748	9/1/06
Subtotal:	29.2%	$16,321,218
Other
Ion America		$673,221	4/1/06
Nanosolar		599,064	11/1/07
Subtotal:		$1,272,285
Other Technology	2.3%
Kiwi Networks		$1,290,796	6/1/07
Triformix		479,228	6/1/07
Subtotal:	3.2%	$1,770,024
Photonics
Cenix		$691,081	*
Covega [Quantum Photonics]		108,822	2/1/05
Inphi		574,501	12/1/06
iolon		56,579	2/1/05
Nufern		574,020	8/1/05
Subtotal:	3.6%	$2,005,003
Semiconductors
Aeluros		$377,925	3/1/06
Ample Communications		87,407	2/1/05
Analogix Semiconductor		2,939,324	5/1/07
Aristos Logic		6,577,507	12/1/07
Brion Technologies		440,339	11/1/06
Ishoni Networks [HiQ Networks]		584,701	*
Nexsil		434,944	1/1/06
Scintera Networks		930,155	10/1/06
Sierra Logic		739,434	12/1/07
Sierra Monolithics		69,091	3/1/05
Stretch		1,609,545	12/1/06
T-Ram		174,787	7/1/05
TriCN		86,252	11/1/06
Subtotal:	26.9%	$15,051,411
Semiconductors & Equipment
Fyre Storm		$299,822	2/1/06
Matrix Semiconductor		3,654,947	3/1/07
Molecular Imprints		1,123,395	4/1/06
Universal Network Machines		1,091,401	3/1/07
Subtotal:	11.0%	$6,169,565
Software
Accruent		$1,016,129	1/1/07
Adaptive Planning		320,587	2/1/07
Airgo Networks [Woodside Networks]		1,050,213	4/1/06
Andale		1,526,059	11/1/06
Avamar Technologies		2,384,762	3/1/07
Ceon		98,484	4/1/05
CiraNova		206,992	9/1/05
CoWare		758,933	6/1/07
Enkata Technologies		730,862	9/1/06
InterSan		673,707	12/1/06
IP Wireless		8,288,239	2/1/07
KonaWare		198,125	1/1/07
Merced Systems		116,675	12/1/05
nLayers		714,556	8/1/06
Platform Solutions		385,286	12/1/06
Plaxo		564,557	12/1/07
PSS Systems		139,050	6/1/06
Rome		914,036	3/1/07
Valchemy		283,087	11/1/06
Subtotal:	36.4%	$20,370,339
Wireless
IXI Mobile		$2,804,910	7/1/06
Subtotal:	5.0%	$2,804,910

Total: (Cost of $96,859,544)	165.7%	$92,800,761

* As of December 31, 2004 loans with a cost basis of $6.5 million and a fair value of $2.5 million have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrower.  As a result, the Fund is subject to general credit risk associated with such companies.  The receivables under these loans are used by the Fund as collateral for borrowings of the Fund.  At December 31, 2004 and 2003, the Fund has unfunded commitments to borrowers of $284,649,324 and $313,968,365, respectively.  Only $10,796,231 of these commitments remain unexpired as of December 31, 2004.

Included in the net change in unrealized gain (loss) from investment transactions for the years ended December 31, 2004, 2003, and 2002 is an unrealized gain (loss) on loans of $45,035, $1,381,275, and ($2,281,741),   respectively. This amount represents the net change in estimated fair value of loans determined by the Fund’s Managers in accordance with the procedures established by the Fund’s Board of Directors.  The unrealized gain (loss) figure includes amounts which represent the reversal of previously adjusted loans which have been written off during the year.

For the years ended December 31, 2004, 2003, and 2002 the Fund distributed $2,371,459, $4,572,880, and $4,806,522, respectively of investment securities to the Company, respectively.

4.

LONG-TERM DEBT FACILITY

As of December 31, 2004 and 2003, the Fund had in place a securitization debt facility of $50.0 million and $160.0 million, respectively, to finance the acquisition of asset-based loans. As of December 31, 2004 and 2003, the Fund had borrowed $44.8 million and $59.2 million, respectively, under this facility. Loans can no longer be drawn on the credit facility and the size of the facility will automatically be reduced each month by the amount of principal amounts repaid on the loans outstanding. The interest rate on this facility is the “Cost of Funds Rate” plus 0.50 percent, which at December 31, 2004, was 2.90 percent. The facility has a program termination date of December 2005, at which time the amortizing loans which serve as collateral can no longer be replaced.

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

The required aggregate debt payments for the remaining three years are as follows:

Year	Principal Payments
2005	$25,470,977
2006	15,696,621
2007	3,660,323
$44,827,921

5.

INTEREST RATE SWAPS

At December 31, 2004 and 2003, the Fund had an interest rate swap transaction with a notional principal amount of $40.4 million and $53.2 million, respectively, to convert floating rate liabilities to fixed rates. The Fund pays a fixed rate of 3.049 percent and receives from the counterparty a floating 30-day LIBOR rate. Payments are made monthly and the notional amount continues to amortize until it reaches $0 on June 26, 2006.  The fair value of swap transactions at December 31, 2004 and 2003, was ($26,196) and ($609,268), respectively, which is included in other liabilities.

6.

CAPITAL STOCK

As of December 31, 2004 and 2003, there were 200,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.

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

8.

MANAGEMENT

Westech Investment Advisors (the Manager) serves as the investment manager for the Fund. As compensation for its services to the Fund, the Manager receives a management fee (the Management fee) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing. Following this two-year period, Management fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management fees of $2,900,472, $3,926,546, and $6,548,175 were recognized as expenses for the years ended December 31, 2004, 2003, and 2002, respectively.

For the year ended December 31, 2004, 2003, and 2002, expenses of $623,414, $491,574, and $264,703, respectively were allocated to the Company by the Fund and treated as deemed distributions. These expenses were primarily composed of management fees, accounting and tax fees, and bank custodial fees.

Certain officers and directors of the Fund also serve as officers and directors of Westech Investment Advisors.

9.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States require disclosure of financial highlights of the Fund.

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

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002

Total Return	12.1%	8.3%	3.0%

Per Share Amounts:
Net Asset Value, Beginning of Period	$761.53	$1,420.04	$1,428.69
Net Investment Income	102.20	141.01	191.06
Net Realized Loss & Change in Unrealized Loss	(18.89)	(63.38)	(149.00)
Total Income	83.31	77.63	42.06
Capital Distributions	(284.95)	(736.14)	(50.71)

Net Asset Value, End of year	$559.89	$761.53	$1,420.04

Net Assets, End of year	$55,989,305	$76,153,036	$142,004,695

Ratios to Average Net Assets:

Expenses	5%	8%	9%
Net Investment Income	8%	13%	13%

10.

LITIGATION

The Fund is currently involved in a matter where a borrower (Ishoni Networks) failed to make payments as scheduled.  The Fund initiated legal action against Ishoni Networks.  One of the assets of Ishoni Networks was a note from their former Chief Executive Officer.

The former Chief Executive Officer filed a counterclaim against the Company which management and the attorneys for management feel is without merit.  The claim states that the Company conspired with a majority shareholder (Phillips) in order to obtain the intellectual property of Ishoni Networks for a price less than fair value. Management is in the process of vigorously defending the cross complaint and continues its collection action.

It is the present opinion of Management that the outcome of any claim will not have a material adverse impact on the financial position or results of operations of the Fund.

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Salvador O. Gutierrez, certify that:

1. I have reviewed this annual report on Form 10-K of Venture Lending & Leasing III, Inc.;

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

Date: March 25, 2005

/S/ Salvador O. Gutierrez

Salvador O. Gutierrez

Chief Financial Officer

    Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald W. Swenson, certify that:

1. I have reviewed this annual report on Form 10-K of Venture Lending & Leasing III, Inc.;

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

Date: March 25, 2005

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                  Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
March 25, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Salvador O. Gutierrez, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Salvador O. Gutierrez

Salvador O. Guterrez

Chief Financial Officer
March 25, 2005