Form 10-Q
period 2005-03-31
VENTURE LENDING & LEASING III INC
filed 2005-05-13
CIK 1107274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes Ö  No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes __ No Ö

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        Class

Outstanding as of May  2, 2005

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING III, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Financial Position (Unaudited)

As of March 31, 2005 and December 31, 2004

Condensed Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2005 and 2004

Condensed Statement of Changes in Shareholder's Equity (Unaudited)

For the Year Ended December 31, 2004 and the Three Months Ended March 31, 2005

Condensed Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2005 and 2004

Notes to Condensed Financial Statements (Unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Item 3.      Quantitative & Qualitative Disclosures About Market Risk

Item 4.

 Disclosure Controls and Procedures

PART II -- OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

2

VENTURE LENDING & LEASING III, INC.

 CONDENSED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31, 2005	December 31, 2004

ASSETS
Loans at estimated fair value
(Cost of $80,802,853 and $96,859,544)	$76,537,062	$92,800,761
Cash and cash equivalents	7,735,925	7,708,532
Other assets	1,227,379	1,408,045

Total assets	$85,500,366	$101,917,338

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Borrowings under debt facilty	$27,150,473	$44,827,921
Accrued management fees	648,693	756,894
Accounts payable and other accrued liabilities	141,089	343,218

Total liabilities	27,940,255	45,928,033

Shareholder's equity:
Common stock: $0.001 par value, 10,000,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	155,004,400	155,004,400
Accumulated distributions	(114,164,534)	(114,044,590)
Accumulated earnings	16,720,145	15,029,395
Total shareholder's equity	57,560,111	55,989,305

Total liabilities and shareholder's equity	$85,500,366	$101,917,338

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
INVESTMENT INCOME:
Interest on loans	$3,071,967	$4,878,630
Interest on short-term investments
and other income	54,520	46,629
Total investment income	3,126,487	4,925,259

EXPENSES:
Management fees	534,377	752,900
Interest expense	351,177	443,587
Other operating expenses	292,142	511,414
Total expenses	1,177,696	1,707,901
Net investment income	1,948,791	3,217,358

Net change in unrealized loss from investments and hedging activity	(93,683)	(2,495,264)
Net realized loss from investment transactions	(164,358)	(126,031)
Net income	$1,690,750	$596,063
Net income per share	$16.91	$5.96
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING III, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY  (UNAUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2004 AND THE THREE MONTHS ENDED MARCH 31, 2005

			Capital in
	Common Stock		Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	Earnings	Total

BALANCE, December 31, 2003	100,000	$100	$155,004,400	$(85,549,717)	$6,698,253	$76,153,036
Distributions				(28,494,873)		(28,494,873)
Net income					8,331,142	8,331,142
BALANCE, December 31, 2004	100,000	$100	$155,004,400	$(114,044,590)	$15,029,395	$55,989,305
Distributions				(119,944)		(119,944)
Net income					$1,690,750	1,690,750
BALANCE, March 31, 2005	100,000	$100	$155,004,400	$(114,164,534)	$16,720,145	$57,560,111

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	For the Three Months Ended		For the Three Months Ended
	March 31, 2005		March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,690,750		$596,063
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized loss from investment transactions	164,358		126,031

Net change in unrealized loss from investments and hedging activities	93,683		2,495,264
Amortization of deferred assets	83,085		83,085
Decrease in other assets	184,710		606,510
Net increase (decrease) in accounts payable, accrued liabilities, and accrued management fees	(284,134)		297,564
Acquisition of loans	(2,758,320)		(17,552,028)
Principal payments on loans	18,650,653		28,328,384
Acquisition of securities	-		(1,377,296)
Net cash provided by operating activities	17,824,785	-	13,603,577
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	(119,944)		(136,536)
Repayment of borrowings under debt facility	(17,677,448)		(15,176,885)
Net cash used in financing activities	(17,797,392)		(15,313,421)
Net increase (decrease) in cash and cash equivalents	27,393		(1,709,844)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,708,532		12,102,263
End of period	$7,735,925		$10,392,419
CASH PAID DURING THE PERIOD FOR:
Interest	$360,059		$447,866
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$-		$1,377,296

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005

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

In Management's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in The United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2004.

2.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2005, the Fund's investments in loans are to companies based primarily within the United States and are diversified among borrowers in the industries shown below.  The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans.  Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the three month period ended March 31, 2005 and 2004, the weighted average interest rate on performing loans was 15.4% and 18.3%, respectively. Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of March 31, 2005 consist of the following:

	Percentage of	Estimated Fair	Final
Borrower	Net Assets	Value 3/31/05	Maturity Date

Biotechnology
Net6		$519,531	4/1/06
Serenex		1,806,886	6/1/07

Trinity Biosystems		143,384	6/1/06
Subtotal:	4.3%	$2,469,801
Carrier Networking
Arroyo Video Solutions		$1,194,776	9/1/07
Pedestal Networks		1,043,217	9/1/06
Subtotal:	3.9%	$2,237,993
Communication Service Providers
Everest Broadband		0	*
MetroFi		$722,025	11/1/07
Subtotal:	1.3%	$722,025
Communications Equipment
Atrica		$734,034	1/1/06
Bivio Networks		34,637	*
Caymas Systems		494,834	6/1/06
General Bandwidth		125,826	6/1/05
Nishan Systems		16,251	7/1/05
Sanera Systems		47,742	7/1/05
Santera Systems		7,334	4/1/05
Subtotal:	2.5%	$1,460,658
Computers & Peripherals
3PARdata		$504,625	2/1/06
MaXXan Systems		1,277,845	11/1/05
ONStor		595,803	9/1/06
OQO		2,009,087	5/1/08
Subtotal:	7.6%	$4,387,360
Computers & Storage
Sierra Logic		$680,508	12/1/07
Subtotal:	1.2%	$680,508
Internet
Coremetrics		$487,448	*
Friendster		6,595,753	5/1/08
MessageOne		401,952	5/1/06
Postini		621,046	11/1/06
Slam Dunk Networks		0	*
Tribe.net		1,100,249	11/1/07
Subtotal:	16.0%	$9,206,448
Medical Devices
AcuFocus		$2,905,323	6/1/07
Alere Medical		2,466,244	12/1/06
Evalve		1,314,233	2/1/06
Inogen		1,792,615	3/1/08
Neuronetics		2,102,825	4/1/07
Ntero Surgical		394,593	*
Oculus Innovative Sciences		683,277	5/1/07
Volcano Corporation		2,752,482	9/1/06
Subtotal:	25.0%	$14,411,592
Other
Ion America		$531,017	4/1/06
Nanosolar		546,802	11/1/07
Subtotal:	1.9%	$1,077,819
Other Technology
Triformix		$442,032	6/1/07

Subtotal:	0.8%	$442,032
Photonics
Cenix		691,081	*
Inphi		378,739	12/1/06
Nufern		353,802	8/1/05
Subtotal:	2.5%	$1,423,622
Semiconductors
Aeluros		$261,441	3/1/06
Analogix Semiconductor		2,577,760	5/1/07
Aristos Logic		6,438,452	12/1/07
Brion Technologies		388,976	11/1/06
Ishoni Networks		584,701	*
Nexsil		214,944	*
Scintera Networks		768,348	10/1/06
Stretch		1,284,163	12/1/06
T-Ram		92,776	7/1/05
TriCN		76,317	11/1/06
Subtotal:	22.0%	$12,687,878
Semiconductors & Equipment
Fyre Storm		$165,270	2/1/06
Matrix Semiconductor		3,780,234	8/1/07
Molecular Imprints		869,195	4/1/06
Universal Network Machines		836,746	3/1/07
Subtotal:	9.8%	$5,651,445
Software
Accruent		$854,165	1/1/07
Adaptive Planning		273,895	2/1/07
Airgo Networks		571,541	4/1/06
Andale		1,298,863	12/1/06
Avamar Technologies		2,074,393	3/1/07
Ceon		20,014	4/1/05
CiraNova		131,923	9/1/05
CoWare		639,672	6/1/07
Enkata Technologies		582,212	9/1/06
InterSan		599,967	12/1/06
IP Wireless		7,415,504	2/1/07
KonaWare		164,242	1/1/07
Merced Systems		20,424	12/1/05
nLayers		611,195	8/1/06
Platform Solutions		340,245	12/1/06
Plaxo		524,322	12/1/07
PSS Systems		118,322	6/1/06
Rome		818,527	3/1/07
Valchemy		236,918	11/1/06
Subtotal:	30.0%	$17,296,344
Wireless
IXI Mobile		$2,381,537	7/1/06
Subtotal:	4.1%	$2,381,537

Total: (Cost of $80,802,853)	133.0%	$76,537,062

* As of March 31, 2005, loans with a cost basis of $6.7 million and a fair value of $2.4 million, have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety.

Loans as of December 31, 2004, consisted of the following

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At March 31, 2005, the Fund had unfunded unexpired commitments of $4.0 million.

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

4.

RESTRUCTURE OF DEBT FACILITY AND CAPITAL REDUCTION

In March 2003, the Fund restructured its debt facility by lowering its borrowing capacity from $250.0 million to $160.0 million.  On April 2, 2003, Westech Investment Advisors, the Managing Member of the Company, reduced the committed capital of the Company from $361.9 million to $217.1 million, of which $162.8 million has been called and received.  The remaining $54.3 million in committed capital has expired and can no longer be called.

 During the three month period ended March 31, 2005, the Fund made deemed distributions to its shareholder in the amount of $119,944.

5.

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

6.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2005 and 2004.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Total Return *	12.1%	3.1%

Per Share Amounts:
Net Asset Value, Beginning of Period	$559.89	$761.53
Net Investment Income	19.49	32.17
Net Realized Loss & Change in Unrealized Loss	(2.58)	(26.21)
Total Income	16.91	5.96
Capital Distributions	(1.20)	(15.14)

Net Asset Value, End of year	$575.60	$752.35

Net Assets, End of year	$57,560,111	$75,235,267

Ratios to Average Net Assets:

Expenses *	8%	9%
Net Investment Income *	14%	17%

* Annualized

7.

LITIGATION

The Fund is currently involved in a matter where a borrower, Ishoni Networks, failed to make payments as scheduled.  The Fund initiated legal action against Ishoni Networks.  One of the assets of Ishoni Networks was a note from their former Chief Executive Officer.

The former Chief Executive Officer filed a counterclaim against the Fund.  After mediation and negotiation, this counterclaim was withdrawn with prejudice.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Venture Lending & Leasing III, Inc. (“the Fund”) is 100% owned by Venture Lending & Leasing III, LLC (the “Company”).  The Fund's shares of Common Stock, $.001 par value were sold to its shareholder under a stock purchase agreement.  The Fund has issued 100,000 of the Fund’s 10,000,000 total authorized shares. The Fund's shareholder may make additional capital contributions to the Fund.

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

Overview

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund has ceased making commitments as of the quarter ended June 30, 2004 and as the loans pay off, the portfolio will become less diverse.  The Fund’s capital is generally used by the Fund’s portfolio companies to finance acquisitions of fixed assets and working capital. On May 19, 2000, the Fund completed its first closing of capital, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2000. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the shareholder as dividends, allowing the Fund’s shareholder to substantially reduce or eliminate its corporate-level tax liability.

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

Loans are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund's Annual Report on Form 10-K for the year ended December 31, 2004 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as net assets.

Results of Operations –For the Three Months ended March 31, 2005 and 2004

Total investment income for the three months ended March 31, 2005 and 2004 was $3.1 million and $4.9 million, respectively, of which $3.1 million and $4.9 million, respectively, consisted of interest on venture loans outstanding during the period.  The remaining income consisted of payment of late fees from customers and interest on the temporary investment of cash.   The cash is held pending investment in venture loans. The decrease in investment income is due primarily to the decline in outstanding performing loans, which averaged $106.6 million for the three months ended March 31, 2004 and $79.6 million for the three months ended March 31, 2005.  The decline in outstanding performing loans is a result of the Fund having ceased making commitments as of the quarter ended June 30, 2004.   Interest revenue was further reduced by the decrease in average interest yield on loans from 18.3% for the three months ended March 31, 2004 to 15.4% for the three months ended March 31, 2005.  The decrease in interest yield was due in a large part to certain borrowers paying a premium in order to pay off their loans early.    Eight borrowers paid a premium of $0.5 million in order to pay off their loans during the three months ended March 31, 2004, while only two borrowers paid a premium of $0.3 million in order to pay off their loans during the three months ended March 31, 2005.

Total expenses were $1.2 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively. Management fees were the largest expense.  Management fees for the three months ended March 31, 2005 and 2004 were $0.5 million and $0.8 million respectively.  Management fees were lower for the three months ended March 31, 2005 because such fees are calculated from the Fund’s asset base, which declined from $121.7 million as of March 31, 2004 to $85.5 million as of March 31, 2005.

Interest expense was $0.4 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively.  Included in these amounts are the settled portion of the Fund's interest hedge transactions of $0.1 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively.  Interest expense declined slightly as average outstanding bank debt declined from $48.2 million for the three months ended March 31, 2004 to $32.7 million for the three months ended March 31, 2005.  This amount was slightly offset because rates increased from 3.7% to 4.3% during the same period.  The increase in rates was primarily due to interest rate increases in general, which is expected to continue.

Total other operating expenses for the three months ended March 31, 2005 and 2004 were $0.3 million and $0.5 million, respectively.  Legal and banking related fees comprised a majority of the other operating expenses for the three months ended March 31, 2005 and 2004.  The decrease in operating expenses was a result of the reduction of the banking and legal fees, primarily brought about due to the reduction of the facility size of the conduit from $160 million as of March 31, 2004 to $27.2 million as of March 31, 2005.

The Fund incurred a net unrealized loss from investments and hedging activity of $0.1 million and $2.5 million for the three months ended March 31, 2005 and 2004, respectively.  The net change in unrealized loss from investments and hedging activity was due primarily to net decreases in the fair value of loans from borrowers of $0.2 million and $2.6 million for the three months ended March 31, 2005 and 2004, respectively.  Included in the net unrealized loss for the three months ended March 31, 2005 and 2004 is a $0.1 million unrealized gain and a $0.1 million unrealized gain, respectively resulting from interest rate hedging transactions.

The Fund incurred a net realized loss from investment transactions of $0.2 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively.  These realized losses were the result of writing off certain loans deemed to be uncollectible less small recoveries of previously written off loans.

Liquidity and Capital Resources – March 31, 2005 and December 31, 2004

Total capital contributed to the Fund was approximately $155.0 million at March 31, 2005.  Committed capital to the Company at March 31, 2005 was $217.1 million, of which $162.8 million has been called and received.  The remaining $54.3 million in committed capital has expired and can no longer be called.

As of March 31, 2005 and December 31, 2004, the Fund had in place a debt facility of $27.2 million and $50.0 million, respectively to finance the acquisition of asset-based loans.  As of March 31, 2005 and December 31, 2004, $27.2 million and $44.8 million were outstanding under this facility, respectively. The debt facility continues to decline as the balance under the facility declines.

At March 31, 2005 and December 31, 2004 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $32.5 million and $40.4 million.  The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.

As of March 31, 2005 and December 31, 2004, 9.0% and 7.6%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the three months ended March 31, 2005. Amounts disbursed under the Fund's loan commitments increased by approximately $2.8 million during the three months ended March 31, 2005. Net loan amounts outstanding after amortization decreased by approximately $16.3 million for the same period. Unexpired, unfunded commitments decreased by approximately $6.8 million for the three months ended March 31, 2005.

As of	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
March 31, 2005	$551.6 million	$475.1 million	$76.5 million	$4.0 million
December 31, 2004	$548.8 million	$456.0 million	$92.8 million	$10.8 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% for the three months ended March 31, 2005. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

The Fund is currently involved in a matter where a borrower, Ishoni Networks, failed to make payments as scheduled.  The Fund initiated legal action against Ishoni Networks.  One of the assets of Ishoni Networks was a note from their former Chief Executive Officer.  The former Chief Executive Officer filed a counterclaim against the Fund.  After mediation and negotiation, this counterclaim was withdrawn with prejudice.

The Fund may become party to certain other lawsuits from time to time in the normal course of business.  While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund's financial condition or results of operation.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

On March 23, 2005, the Fund filed an 8-K disclosing that Salvador O. Gutierrez replaced Douglas D. Reed as Chief Financial Officer of the Fund.

Exhibit Number	Description
3(i)

Articles of Incorporation of the Fund filed with the Maryland Secretary of State on January 1, 2000, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2000.

3 (ii)

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

31.1 – 32.2	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING III, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Salvador O. Gutierrez

Ronald W. Swenson

Salvador O. Gutierrez

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

May 13, 2005

Date:

May 13, 2005

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

Date: May 13, 2005

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

Date: May 13, 2005

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                     Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
May 13, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Salvador O. Gutierrez, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Salvador O. Gutierrez

Salvador O. Gutierrez

Chief Financial Officer
May 13, 2005