Form 10-Q
period 2005-06-30
VENTURE LENDING & LEASING III INC
filed 2005-08-12
CIK 1107274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Outstanding as of August 2, 2005

Common Stock, $.001 par value

100,000

1

VENTURE LENDING & LEASING III, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Financial Position (Unaudited)

As of June 30, 2005 and December 31, 2004

Condensed Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2005 and 2004

Condensed Statement of Changes in Shareholder's Equity (Unaudited)

For the Year Ended December 31, 2004 and the Six Months Ended June 30, 2005

Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2005 and 2004

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

Item 3.

Defaults upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING III, INC.

 CONDENSED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30, 2005	December 31, 2004

ASSETS
Loans at estimated fair value
(Cost of $70,230,144 and $96,859,544)	$ 65,777,110	$ 92,800,761
Cash and cash equivalents	3,805,874	7,708,532
Other assets	999,225	1,408,045

Total assets	$ 70,582,209	$ 101,917,338

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Borrowings under debt facilty	$ 11,000,000	$ 44,827,921
Accrued management fees	540,342	756,894
Accounts payable and other accrued liabilities	146,444	343,218

Total liabilities	11,686,786	45,928,033

Shareholder's equity:
Common stock: $0.001 par value, 10,000,000 shares authorized;
Issued and outstanding - 100,000 shares	100	100
Capital in excess of par value	155,004,400	155,004,400
Accumulated distributions	(114,305,174)	(114,044,590)
Accumulated earnings	18,196,097	15,029,395
Total shareholder's equity	58,895,423	55,989,305

Total liabilities and shareholder's equity	$ 70,582,209	$ 101,917,338

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
INVESTMENT INCOME:
Interest on loans	$ 2,522,388	$ 4,141,394	$ 5,594,355	$ 9,020,023
Interest on short-term investments
and other income	47,470	5,763	101,990	132,393
Total investment income	2,569,858	4,227,157	5,696,345	9,152,416

EXPENSES:
Management fees	441,139	773,138	975,516	1,526,038
Interest expense	192,810	382,248	543,986	825,835
Other operating expenses	258,437	540,620	550,580	1,052,036
Total expenses	892,386	1,696,006	2,070,082	3,403,909
Net investment income	1,677,472	2,531,151	3,626,263	5,748,507

Net change in unrealized loss from investments and hedging activity	(201,520)	1,276,637	(295,203)	(1,218,626)
Net realized loss from investment transactions	-	(1,096,624)	(164,358)	(1,222,655)
Net income	$ 1,475,952	$ 2,711,164	$ 3,166,702	$ 3,307,226
Net income per share	$ 14.76	$ 27.11	$ 31.67	$ 33.07
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING III, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY  (UNAUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2004 AND THE SIX MONTHS ENDED JUNE 30, 2005

			Capital in
	Common Stock		Excess of		Accumulated
	Shares	Par Value	Par Value	Distributions	Earnings	Total

BALANCE, December 31, 2003	100,000	$ 100	$ 155,004,400	$ (85,549,717)	$ 6,698,253	$ 76,153,036
Distributions				(28,494,873)		(28,494,873)
Net income					8,331,142	8,331,142
BALANCE, December 31, 2004	100,000	$ 100	$ 55,004,400	$ (114,044,590)	$ 15,029,395	$ 55,989,305
Distributions				(260,584)		(260,584)
Net income					3,166,702	3,166,702
BALANCE, June 30, 2005	100,000	$ 100	$ 155,004,400	$ (114,305,174)	$ 18,196,097	$ 58,895,423

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	For the Six Months Ended	For the Six Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,166,702	$ 3,307,226
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized loss from investment transactions	164,358	1,222,655

Net change in unrealized loss from investments and hedging activities	295,203	1,218,626
Amortization of deferred assets	166,171	166,171
Decrease in other assets	315,502	693,716
Net decrease in accounts payable, accrued liabilities, and accrued management fees	(387,131)	(290,078)
Acquisition of loans	(6,111,040)	(35,818,524)
Principal payments on loans	32,576,082	51,307,842
Acquisition of securities	(20,000)	(1,646,795)
Net cash provided by operating activities	30,165,847	20,160,839
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	(240,584)	(316,202)
Cash distribution to shareholder	-	(3,000,000)
Borrowings under debt facility	-	6,888,239
Repayment of borrowings under debt facility	(33,827,921)	(17,926,944)
Net cash used in financing activities	(34,068,505)	(14,354,907)
Net increase (decrease) in cash and cash equivalents	(3,902,658)	5,805,932
CASH AND CASH EQUIVALENTS:
Beginning of period	7,708,532	12,102,263
End of period	$ 3,805,874	$ 17,908,195
CASH PAID DURING THE PERIOD FOR:
Interest	$ 562,213	$ 828,448
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$ 20,000	$ 2,166,459

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2005

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

In Management's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2004.

2.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2005, the Fund's investments in loans are to companies based primarily within the United States and are diversified among borrowers in the industries shown below.  The percentage of shareholder's equity (net assets) that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans.  Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the three month period ended June 30, 2005 and 2004, the weighted average interest rate on performing loans was 14.5% and 16.1%, respectively.  For the six month period ended June 30, 2005 and 2004, the weighted average interest rate on performing loans was 14.7% and 17.0%, respectively.  Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of June 30, 2005 consist of the following:

	Percentage of	Estimated Fair	Final
Borrower	Net Assets	Value 6/30/05	Maturity Date

Biotechnology
Net6 [WebUnwired]		$376,750	4/1/06
Serenex		1,629,040	6/1/07
Trinity Biosystems		119,965	6/1/06
Subtotal:	3.6%	$2,125,755
Carrier Networking
Arroyo Video Solutions		$1,092,586	9/1/07
Subtotal:	1.9%	$1,092,586
Communication Service Providers
MetroFi		$661,094	11/1/07
Subtotal:	1.1%	$661,094
Communications Equipment
Atrica		$118,634	1/1/06
Caymas Systems		365,355	6/1/06
Nishan Systems [McDATA]		8,529	7/1/05
Sanera Systems [McDATA]		13,311	7/1/05
Subtotal:	0.9%	$505,829
Computers & Peripherals
MaXXan Systems		$814,367	11/1/05
ONStor [Claristor]		455,025	9/1/06
OQO		1,785,530	5/1/08
Subtotal:	5.2%	$3,054,922
Computers & Storage
Sierra Logic		$613,236	12/1/07
Subtotal:	1.0%	$613,236
Internet
Coremetrics		$382,995	*
Friendster		6,165,918	5/1/08
MessageOne		280,926	5/1/06
Plaxo		474,166	12/1/07
Postini		498,622	11/1/06
Tribe.net		1,002,105	11/1/07
Subtotal:	14.9%	$8,804,732
Medical Devices
AcuFocus		$2,596,834	6/1/07
Alere Medical		2,000,091	12/1/06
Evalve		892,089	2/1/06
Inogen		1,620,743	3/1/08
Neuronetics		1,846,938	4/1/07

Ntero Surgical		394,593	*
Oculus Innovative Sciences		604,293	5/1/07
ROX Medical		1,884,420	4/1/08
Volcano Corporation		2,384,930	9/1/06
Subtotal:	24.2%	$14,224,931
Other
Ion America		$383,696	4/1/06
Nanosolar		492,653	11/1/07
Subtotal:	1.5%	$876,349
Other Technology
Triformix		$403,316	6/1/07
Subtotal:	0.7%	$403,316
Photonics
Cenix		$691,081	*
Inphi		299,237	12/1/06
Nufern		124,779	8/1/05
Subtotal:	1.9%	$1,115,097
Semiconductors
Aeluros		$113,455	3/1/06
Analogix Semiconductor		2,204,412	5/1/07
Aristos Logic		6,294,370	12/1/07
Brion Technologies		335,914	11/1/06
Ishoni Networks [HiQ Networks]		584,701	*
Nexsil		8,774	*
Scintera Networks		552,859	10/1/06
Stretch		945,977	12/1/06
T-Ram		9,441	7/1/05
TriCN		66,020	11/1/06
Subtotal:	18.9%	$11,115,923
Semiconductors & Equipment
Fyre Storm		$54,149	2/1/06
Matrix Semiconductor		4,035,670	10/1/07
Molecular Imprints		625,463	4/1/06
Universal Network Machines		588,880	3/1/07
Subtotal:	9.0%	$5,304,162
Software
Accruent		$685,756	1/1/07
Adaptive Planning		225,667	2/1/07
Airgo Networks [Woodside Networks]		237,813	4/1/06
Andale		1,063,374	12/1/06
Avamar Technologies		1,753,456	3/1/07
CiraNova		53,818	9/1/05
CoWare		514,939	6/1/07
Enkata Technologies		427,920	9/1/06

InterSan [Finisar]		523,454	12/1/06
IP Wireless		6,511,946	2/1/07
KonaWare		129,172	1/1/07
Merced Systems		7,382	12/1/05
nLayers		504,451	8/1/06
Platform Solutions		293,735	12/1/06
PSS Systems		96,722	6/1/06
Rome		719,443	3/1/07
Valchemy		188,703	11/1/06
Subtotal:	23.7%	$13,937,751
Wireless
IXI Mobile		$1,941,427	7/1/06
Subtotal:	3.3%	$1,941,427

Total: (Cost of $70,230,144)	111.70%	$65,777,110

* As of June 30, 2005, loans with a cost basis of $6.5 million and a fair value of $2.1 million, have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety.

Loans as of December 31, 2004, consisted of the following:

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2005, the Fund had unfunded unexpired commitments of $1.6 million.

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

 During the three and six month periods ended June 30, 2005, the Fund made deemed distributions to its shareholder in the amount of $120,640 and $240,584, respectively.  During the three and six month periods ended June 30, 2005, the Fund made distributions of securities to its shareholder in the amount of $20,000.

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

6.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2005 and 2004.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Total Return *	10.3%	14.8%	11.3%	9.0%

Per Share Amounts:
Net Asset Value, Beginning of Period	$575.60	$752.35	$559.89	$761.53
Net Investment Income	16.77	25.31	36.26	57.48
Net Realized Loss & Change in Unrealized Loss	(2.01)	1.80	(4.59)	(24.41)
Total Income	14.76	27.11	31.67	33.07
Capital Distributions	(1.41)	(39.68)	(2.61)	(54.82)

Net Asset Value, End of period	$588.95	$739.78	$588.95	$739.78

Net Assets, End of period	$58,895,423	$73,977,601	$58,895,423	$73,977,601

Ratios to Average Net Assets:

Expenses *	8%	9%	7%	9%
Net Investment Income *	14%	14%	13%	15%

* Annualized

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Venture Lending & Leasing III, Inc. (the “Fund”) is 100% owned by Venture Lending & Leasing III, LLC (the “Company”).  The Fund's shares of Common Stock, $.001 par value were sold to its shareholder under a stock purchase agreement.  The Fund has issued 100,000 of the Fund’s 10,000,000 total authorized shares. The Fund's shareholder may make additional capital contributions to the Fund.

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

Results of Operations –For the Three and Six Months ended June 30, 2005 and 2004

Total investment income for the three months ended June 30, 2005 and 2004 was $2.6 million and $4.2 million, respectively, of which $2.5 million and $4.1 million, respectively, consisted of interest on venture loans outstanding during the period.  Total investment income for the six months ended June 30, 2005 and 2004 was $5.7 million and $9.2 million, respectively, of which $5.6 million and $9.0 million, respectively, consisted of interest on venture loans outstanding during the period. The remaining income consisted of payment of late fees from customers and interest on the temporary investment of cash.   The cash is held pending investment in venture loans. The decrease in investment income is due primarily to the decline in outstanding performing loans, which averaged $102.7 million and 105.8 million for the three and six months ended June 30, 2004 and $69.7 million and $76.3 million for the three and six months ended June 30, 2005.  The decline in outstanding performing loans is a result of the Fund having ceased making commitments as of the quarter ended June 30, 2004 which has decreased the amount of new fundings.   Interest revenue was further reduced by the decrease in average interest yield on loans from 16.1% and 17.0% for the three and six months ended June 30, 2004 to 14.5% and 14.7% for the three and six months ended June 30, 2005.  The decrease in interest yield was due in a large part to certain borrowers paying a premium in order to pay off their loans early.

Total expenses were $0.9 million and $1.7 million for the three months ended June 30, 2005 and 2004, respectively.  Total expenses were $2.1 million and $3.4 million for the six months ended June 30, 2005 and 2004, respectively.  Management fees were the largest expense.  Management fees for the three months ended June 30, 2005 and 2004 were $0.4 million and $0.8 million respectively.  Management fees for the six months ended June 30, 2005 and 2004 were $1.0 million and $1.5 million respectively.  Management fees were lower for the three and six months ended June 30, 2005 because such fees are calculated from the Fund’s asset base, which continued to decline from $123.7 million as of June 30, 2004 to $70.6 million as of June 30, 2005.

Interest expense was $0.2 million and $0.4 million for the three months ended June 30, 2005 and 2004, respectively.  Interest expense was $0.5 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively.  Included in these amounts are the settled portion of the Fund's interest hedge transactions of less than $0.1 million for the three and six months ended June 30, 2005 and $0.3 million and $0.4 million for the three and six months ended June 30, 2004, respectively.  Interest expense declined as average outstanding bank debt declined from $48.8 million for the six months ended June 30, 2004 to $29.6 million for the six months ended June 30, 2005.  This amount was slightly offset because rates increased from 3.4% to 3.7% during the same period.  The increase in rates was primarily due to interest rate increases in general, which is expected to continue.

Total other operating expenses for the three months ended June 30, 2005 and 2004 were $0.3 million and $0.5 million, respectively.  Total other operating expenses for the six months ended June 30, 2005 and 2004 were $0.6 million and $1.1 million, respectively.  Legal and banking related fees comprised a majority of the other operating expenses for the three and six months ended June 30, 2005 and 2004.  The decrease in operating expenses was a result of the reduction of the banking and legal fees, primarily brought about due to the continued reduction of the facility size of the conduit from $160 million as of March 31, 2004 to $11.0 million as of June 30, 2005.

The Fund incurred a net unrealized gain (loss) from investments and hedging activity of $(0.2) million and $1.3 million for the three months ended June 30, 2005 and 2004, respectively.  The net change in unrealized loss from investments and hedging activity was due primarily to net increase (decrease) in the fair value of loans from borrowers of $(0.2) million and $0.9 million for the three months ended June 30, 2005 and 2004, respectively.  Included in the net unrealized loss for the three months ended June 30, 2005 and 2004 is a less than $0.1 million unrealized loss and a $0.3 million unrealized gain, respectively resulting from interest rate hedging transactions. The Fund incurred a net unrealized loss from investments and hedging activity of $(0.3) million and $(1.2) million for the six months ended June 30, 2005 and 2004, respectively.  The net change in unrealized loss from investments and hedging activity was due primarily to net increase (decrease) in the fair value of loans from borrowers of $(0.4) million and $(1.6) million for the three months ended June 30, 2005 and 2004, respectively.  Included in the net unrealized loss for the six months ended June 30, 2005 and 2004 is $0.1 million and a $0.4 million unrealized gain, respectively resulting from interest rate hedging transactions.

The Fund incurred a net realized loss from investment transactions of $0 and $1.1 million for the three months ended June 30, 2005 and 2004, respectively.  The Fund incurred a net realized loss from investment transactions of $0.2 million and $1.2 million for the six months ended June 30, 2005 and 2004, respectively.  These realized losses were the result of writing off certain loans deemed to be uncollectible less small recoveries of previously written off loans.  The Fund had net income of $1.5 million and $2.7 million for the three months ended June 30, 2004 and 2005, respectively.  This translates to net income per share of $14.76 and $27.11 for the three months ended June 30, 2005 and 2004, respectively.  The Fund had net income of $3.2 million and $3.3 million for the six months ended June 30, 2004 and 2005, respectively.  This translates to net income per share of $31.67 and $33.07 for the six months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources – June 30, 2005 and December 31, 2004

Total capital contributed to the Fund was approximately $155.0 million at June 30, 2005.  Committed capital to the Company at June 30, 2005 was $217.1 million, of which $162.8 million has been called and received.  The remaining $54.3 million in committed capital has expired and can no longer be called.

As of June 30, 2005 and December 31, 2004, the Fund had in place a debt facility of $11.0 million and $50.0 million, respectively to finance the acquisition of asset-based loans.  As of June 30, 2005 and December 31, 2004, $11.0 million and $44.8 million were outstanding under this facility, respectively. The debt facility continues to decline as the balance under the facility declines.

At June 30, 2005 and December 31, 2004 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $25.8 million and $40.4 million.  The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility was expected to correspond to the amortization of the loans supporting each borrowing, however the Fund is over hedged due to rapid pay down of the bank facility.

As of June 30, 2005 and December 31, 2004, respectively, 5.4% and 7.6% of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the three months ended June 30, 2005. Amounts disbursed under the Fund's loan commitments increased by approximately $6.1 million during the six months ended June 30, 2005. Net loan amounts outstanding after amortization decreased by approximately $27.0 million for the same period. Unexpired, unfunded commitments decreased by approximately $9.2 million for the six months ended June 30, 2005.

As of	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
June 30, 2005	$554.9 million	$489.1 million	$65.8 million	$1.6 million
December 31, 2004	$548.8 million	$456.0 million	$92.8 million	$10.8 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to 2.5% and 2.3% for the three and six months ended June 30, 2005, respectively. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.   Unregiserted Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders

The Fund held its annual meeting on May 11, 2005, and the shareholders approved all of the proposed directors nominated.   100% of the Fund’s outstanding shares are owned by the Company.  The Company in turn is owned by its members (the “Company Members”).

The Company’s organizational documents require that the Company’s Managing Member vote the shares owned by the Company in accordance with the instructions of the Company Members.  The total percentage of votes received from the Company Members was 90.41 percent in favor of the proposed directors and 0.14 percent against the proposed directors.  Votes for 9.55 percent of the Company's membership interests were not voted

Item 5.  Other Information

On August 10, 2005, the board of directors named Martin D. Eng as CFO, Treasurer, Secretary and Chief Compliance Officer of the Fund effective August 16, 2005.  Mr. eng will also serve in the same capacity for Westech Investment Advisors, Inc. (“Westech Advisors”), the Company’s and the Fund’s Investment Manager.  Mr. Eng will be replacing Salvador O. Gutierrez as CFO and Treasurer and will be replacing Brian R. Best as Secretary and Chief Compliance Officer.  Mr. Gutierrez will remain with the Fund as President and Director.  Mr. Best will remain with the Fund as Vice President.

Mr. Eng, 53, had previously served as Corporate Vice President and Treasurer of PeopleSoft, Inc. since 2004.  Prior to that Mr. Eng served as Assistant Treasurer – Finance and Planning of CNF, Inc. as well as other positions with the company since 1996.

Item 6.  Exhibits and Reports on Form 8-K

None

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

August 12, 2005

Date:

August 12, 2005

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

Date: August 12, 2005

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

Date: August 12, 2005

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                     Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
August 12, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Salvador O. Gutierrez, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Salvador O. Gutierrez

Salvador O. Gutierrez

Chief Financial Officer
August 12, 2005