Form 10-Q
period 2005-09-30
VENTURE LENDING & LEASING III INC
filed 2005-11-14
CIK 1107274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                        Class

Outstanding as of November 2, 2005

Common Stock, $.001 par value

100,000

1

VENTURE LENDING & LEASING III, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of September 30, 2005 and December 31, 2004

Condensed Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2005 and 2004

Condensed Statements of Changes in Net Assets (Unaudited)

For the Three and Nine Months Ended September 30, 2005

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2005 and 2004

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

Item 3.

Defaults upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING III, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30, 2005	December 31, 2004

ASSETS
Loans at estimated fair value
(Cost of $59,676,934 and $96,859,544)	$55,232,244	$92,800,761
Cash and cash equivalents	3,869,436	7,708,532
Other assets	688,139	1,408,045

Total assets	59,789,819	101,917,338

LIABILITIES
Borrowings under debt facilty	-	44,827,921
Accrued management fees	474,984	756,894
Accounts payable and other accrued liabilities	165,072	343,218

Total liabilities	640,056	45,928,033

Net assets	$59,149,763	$55,989,305

Analysis of Net Assets:

Net capital paid in on shares of capital stock	$155,004,500	$155,004,500

Distributions in excess of earnings	(95,854,737)	(99,015,195)

Net assets (equivalent to $591.50 and $559.89 per share,	$59,149,763	$55,989,305
respectively based on 100,000 shares of capital stock
outstanding - See Note 4)

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004
INVESTMENT INCOME:
Interest on loans	$2,065,932	$4,130,456	$7,660,287	$13,150,479
Interest on short-term investments
and other income	37,397	88,589	139,387	220,982
Total investment income	2,103,329	4,219,045	7,799,674	13,371,461

EXPENSES:
Management fees	373,686	737,450	1,349,202	2,263,488
Interest expense	31,860	411,996	575,847	1,237,831
Legal and banking expense	284,450	461,081	787,688	1,396,621
Other operating expenses	38,808	66,804	86,148	183,298
Total expenses	728,804	1,677,331	2,798,885	5,081,238
Net investment income	1,374,525	2,541,714	5,000,789	8,290,223

Net change in unrealized loss from investments and hedging activity	(2,699)	1,151,012	(297,903)	(67,614)
Net realized loss from investment transactions	-	(1,039,153)	(164,358)	(2,261,809)
Net increase in net assets resulting
from operations	$1,371,826	$2,653,573	$4,538,528	$5,960,800
Net increase in net assets resulting
from operations per share	$13.72	$26.54	$45.39	$59.61
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS  (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Increase in net assets from operations
Investment income - net	$1,374,525	$2,541,714	$5,000,789	$8,290,223

Unrealized gain (loss) from investment
and hedging activities	(2,699)	1,151,012	(297,903)	(67,614)
Realized loss from investment transactions	-	(1,039,153)	(164,358)	(2,261,809)

Net increase in net assets resulting
from operations	1,371,826	2,653,573	4,538,528	5,960,800

Distributions of income to shareholder	(1,117,485)	(853,103)	(1,378,070)	(6,335,765)
Tax return of capital to shareholder	-	-	-	-
Total increase	254,341	1,800,470	3,160,458	(374,965)

Net assets
Beginning of period	58,895,422	73,977,601	55,989,305	76,153,036

End of period	$59,149,763	$75,778,071	$59,149,763	$75,778,071	`

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$4,538,528	$5,960,800
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investment transactions	164,358	2,261,809

Net change in unrealized loss from investments and hedging activities	297,903	67,614
Amortization of deferred assets	335,426	249,258
Decrease in other assets	446,288	617,861
Net decrease in accounts payable, accrued liabilities, and accrued management fees	(433,860)	(318,855)
Acquisition of loans	(6,731,441)	(56,701,672)
Principal payments on loans	43,749,693	71,811,518
Acquisition of securities	(20,000)	(1,851,795)
Net cash provided by operating activities	42,346,895	22,096,538
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	(358,070)	(464,306)
Cash distribution to shareholder	(1,000,000)	(3,500,000)
Borrowings under debt facility	-	6,888,239
Repayment of borrowings under debt facility	(44,827,921)	(25,338,077)
Net cash used in financing activities	(46,185,991)	(22,414,144)
Net decrease in cash and cash equivalents	(3,839,096)	(317,606)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,708,532	12,102,263
End of period	$3,869,436	$11,784,657
CASH PAID DURING THE PERIOD FOR:
Interest	$604,007	$1,240,287
NON-CASH ACTIVITIES:
Distributions of investment securities to shareholder	$20,000	$2,371,459
Receipt of security for loans	$-	$519,664

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2005

1.

ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing III, Inc., (the “Fund”), was incorporated in Maryland on February 1, 2000 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 and is managed by Westech Investment Advisors, Inc. (“Management” or “Manager”).  One hundred percent of the stock of the Fund is held by Venture Lending & Leasing III, LLC (the “Company”).  Prior to commencing its operations on May 19, 2000, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations.

In Management's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of what the results would be for a full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

2.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2005, the Fund's investments in loans are to companies based primarily within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans.  Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the three month period ended September 30, 2005 and 2004, the weighted average interest rate on performing loans was 14.1% and 16.0%, respectively.  For the nine month period ended September 30, 2005 and 2004, the weighted average interest rate on performing loans was 14.5% and 16.7%, respectively.  Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Valuation Procedures

1) The Fund is a “fair value reporter” and therefore accounts for investment securities at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of the

Manager of the Fund in accordance with this Policy.

2) The Fund’s assets are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of a Fund’s shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board of Directors (“Board”) a “Valuation Report,” which details the rationale for the valuation of investments.

Valuation Methods

1) Venture loans are generally held to maturity as there is no secondary market for the loans.  In the absence of a secondary market, venture loans are valued at their original purchase price less amortization of principal, unless Management determines that amortized cost does not represent fair value.  Management determines whether to adjust the value of a loan based on a credit analysis of the borrower, which generally includes consideration of several factors, including but not limited to the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.    The amount of any valuation adjustment is determined based upon an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.

2) Warrants and equity securities are generally assigned an estimated fair value as determined by Management at the time of acquisition.  Thereafter all warrants and equity securities are immediately distributed to the shareholder.

3)  Money market funds and debt instruments held as Cash and Cash Equivalents are valued at their most recently posted net asset value, if available, or at amortized cost, provided such amount is not materially different from quoted price.

4) Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.

Loans as of September 30, 2005 are in non-affiliates and consist of the following:

Borrower	Percentage of	Estimated Fair	Par Value	Final
	Net Assets	Value 9/30/05	9/30/05	Maturity Date
Biotechnology
Serenex		$1,445,855	$1,445,855	6/1/07
Trinity Biosystems		95,729	95,729	6/1/06
Subtotal:	2.6%	$1,541,584	$1,541,584

Carrier Networking
Arroyo Video Solutions		$987,572	$987,572	9/1/07
Subtotal:	1.7%	$987,572	$987,572

Communication Service Providers
Everest Broadband		$0	$35,931	*
MetroFi		597,967	597,967	11/1/07
Subtotal:	1.0%	$597,967	$633,898

Communications Equipment
Atrica		$84,120	$84,120	1/1/06
Caymas Systems		249,442	249,442	6/1/06
Subtotal:	0.6%	$333,562	$333,562

Computers & Peripherals
MaXXan Systems		$332,199	$332,199	11/1/05
ONStor [Claristor]		283,779	283,779	9/1/06
OQO		1,560,703	1,560,703	5/1/08
Subtotal:	3.7%	$2,176,681	$2,176,681

Computers & Storage
Sierra Logic		$543,713	$543,713	12/1/07
Subtotal:	0.9%	$543,713	$543,713

Internet
Coremetrics		$278,541	$452,631	*
Friendster		5,625,293	5,625,293	5/1/08
MessageOne [Evergreen Assurance]		187,704	187,704	5/1/06
Plaxo		422,046	422,046	12/1/07
Postini		371,651	371,651	11/1/06
Slam Dunk Networks		0	275,120	*
Tribe.net		986,019	986,019	12/1/08
Subtotal:	13.3%	$7,871,254	$8,320,464

Medical Devices
AcuFocus		$2,278,135	$2,278,135	6/1/07
Alere Medical		1,513,862	1,513,862	12/1/06
Evalve		453,922	453,922	2/1/06
Inogen		1,453,612	1,453,612	3/1/08
Neuronetics		1,583,034	1,583,034	4/1/07
Ntero Surgical		394,593	894,593	*
Oculus Innovative Sciences		522,415	522,415	5/1/07
ROX Medical		1,886,819	1,886,819	4/1/08
Volcano Corporation		2,004,669	2,004,669	9/1/06
Subtotal:	20.4%	$12,091,061	$12,591,061

Other
Ion America		$231,064	$231,064	4/1/06
Subtotal:	0.4%	$231,064	$231,064

Other Technology
Nanosolar		$436,544	$436,544	11/1/07
Triformix		846,836	846,836	6/1/08
Subtotal:	2.2%	$1,283,380	$1,283,380

Photonics
Cenix		$691,081	$ 1,330,630	*
Inphi		216,745	216,745	12/1/06
Subtotal:	1.5%	$907,826	$1,547,375

Semiconductors
Analogix Semiconductor		$1,818,892	$1,818,892	5/1/07
Brion Technologies		281,096	281,096	11/1/06
Ishoni Networks [HiQ Networks]		584,701	2,984,701	*
Nexsil		8,774	428,774	*
Scintera Networks		390,923	390,923	10/1/06
Stretch		594,478	594,478	12/1/06
Subtotal:	6.2%	$3,678,864	$6,498,864

Semiconductors & Equipment
Aeluros		$58,231	$58,231	3/1/06
Aristos Logic		5,692,230	5,692,230	12/1/07
Fyre Storm		27,314	27,314	2/1/06
Matrix Semiconductor		3,346,980	3,346,980	10/1/07
Molecular Imprints		385,199	385,199	4/1/06
Universal Network Machines		453,621	453,621	3/1/07
Subtotal:	16.8%	$9,963,575	$9,963,575

Software
Accruent		$510,632	$510,632	1/1/07
Adaptive Planning		175,852	175,852	2/1/07
Airgo Networks [Woodside Networks]		147,777	147,777	4/1/06
Andale		819,282	819,282	12/1/06
Avamar Technologies		1,421,573	1,421,573	3/1/07
CoWare		384,455	384,455	6/1/07
Enkata Technologies		267,770	267,770	9/1/06
InterSan [Finisar]		444,063	444,063	12/1/06
IP Wireless		5,576,477	5,576,477	2/1/07
KonaWare		92,872	92,872	1/1/07
Merced Systems		4,779	4,779	12/1/05
Net6 [WebUnwired]		225,548	225,548	4/1/06
nLayers		394,210	394,210	8/1/06
Platform Solutions		245,706	245,706	12/1/06
PSS Systems		74,213	74,213	6/1/06

Rome		616,649	616,649	3/1/07
Valchemy		138,354	138,354	11/1/06
Subtotal:	19.5%	$11,540,212	$11,540,212

Wireless
IXI Mobile		$1,483,929	$1,483,929	7/1/06
Subtotal:	2.5%	$1,483,929	$1,483,929

Total: (Cost of $59,676,934)	93.4%	$55,232,244	$59,676,934

* As of September 30, 2005, loans with a cost basis of $6.4 million and a fair value of $2.0 million, have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety.

Loans as of December 31, 2004, are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/04	12/31/04	Maturity Date

Biotechnology
Net6 [WebUnwired]		$657,277	$657,277	4/1/06
Serenex		1,979,549	1,979,549	6/1/07
Trinity Biosystems		166,013	166,013	6/1/06
Subtotal:	5.0%	$2,802,839	$2,802,839
Carrier Networking
Arroyo Video Solutions		$1,294,221	$1,294,221	9/1/07
Pedestal Networks		1,452,705	1,452,705	9/1/06
Subtotal:	4.9%	$2,746,926	$2,746,926
Communication Service Providers
Everest Broadband		$0	$70,024	*
Masergy Communications		3,669,682	3,669,682	9/1/06
MetroFi		1,014,129	1,014,129	11/1/07
Subtotal:	8.4%	$4,683,811	$4,753,835
Communications Equipment
Atrica		$1,325,306	$1,325,306	1/1/06
Bivio Networks [Network Robots]		184,637	184,637	*
Caymas Systems		618,433	618,433	6/1/06
General Bandwidth		226,396	226,396	6/1/05
Inkra Networks		134,602	134,602	1/1/05
Nishan Systems		23,692	23,692	7/1/05
Sanera Systems		99,557	99,557	7/1/05
Santera Systems		86,638	86,638	4/1/05
Subtotal:	4.8%	$2,699,261	$2,699,261

Computers & Peripherals
3PARdata		$1,211,770	$1,211,770	2/1/06
MaXXan Systems		1,723,359	1,723,359	11/1/05
ONStor [Claristor]		731,195	731,195	9/1/06
OQO		2,098,738	2,098,738	3/1/08
Subtotal:	10.3%	$5,765,062	$5,765,062
Internet
Coremetrics		$591,901	$765,991	*
Friendster		5,315,075	5,315,075	10/1/07
MessageOne, Inc.		527,946	527,946	5/1/06
Postini		739,089	739,089	11/1/06
Slam Dunk Networks		0	275,120	*
Tribe.net		1,164,097	1,164,097	11/1/07
Subtotal:	14.9%	$8,338,108	$8,787,318
Medical Devices
AcuFocus		$3,203,929	$3,203,929	6/1/07
Alere Medical		2,913,155	2,913,155	12/1/06
Evalve		1,720,944	1,720,944	2/1/06
Inogen		1,798,854	1,798,854	10/1/07
NeoGuide Systems		35,164	35,164	2/1/05
Neomend		36,415	36,415	*
Neuronetics		2,350,945	2,350,945	4/1/07
Ntero Surgical		394,593	894,593	*
Oculus Innovative Sciences		759,471	759,471	5/1/07
Volcano Therapeutics		3,107,748	3,107,748	9/1/06
Subtotal:	29.2%	$16,321,218	$16,821,218
Other
Ion America		$673,221	$673,221	4/1/06
Nanosolar		599,064	599,064	11/1/07
Subtotal:	2.3%	$1,272,285	$1,272,285
Other Technology
Kiwi Networks		$1,290,796	$1,290,796	6/1/07
Triformix		479,228	479,228	6/1/07
Subtotal:	3.2%	$1,770,024	$1,770,024
Photonics
Cenix		$691,081	$1,330,630	*
Covega [Quantum Photonics]		108,822	108,822	2/1/05
Inphi		574,501	574,501	12/1/06
iolon		56,579	56,579	2/1/05
Nufern		574,020	574,020	8/1/05
Subtotal:	3.6%	$2,005,003	$2,644,552
Semiconductors
Aeluros		$377,925	$377,925	3/1/06
Ample Communications		87,407	87,407	2/1/05

Analogix Semiconductor		2,939,324	2,939,324	5/1/07
Aristos Logic		6,577,507	6,577,507	12/1/07
Brion Technologies		440,339	440,339	11/1/06
Ishoni Networks [HiQ Networks]		584,701	2,984,701	*
Nexsil		434,944	434,944	1/1/06
Scintera Networks		930,155	930,155	10/1/06
Sierra Logic		739,434	739,434	12/1/07
Sierra Monolithics		69,091	69,091	3/1/05
Stretch		1,609,545	1,609,545	12/1/06
T-Ram		174,787	174,787	7/1/05
TriCN		86,252	86,252	11/1/06
Subtotal:	26.9%	$15,051,411	$17,451,411
Semiconductors & Equipment
Fyre Storm		$299,822	$299,822	2/1/06
Matrix Semiconductor		3,654,947	3,654,947	3/1/07
Molecular Imprints		1,123,395	1,123,395	4/1/06
Universal Network Machines		1,091,401	1,091,401	3/1/07
Subtotal:	11.0%	$6,169,565	$6,169,565
Software
Accruent		$1,016,129	$1,016,129	1/1/07
Adaptive Planning		320,587	320,587	2/1/07
Airgo Networks [Woodside Networks]		1,050,213	1,050,213	4/1/06
Andale		1,526,059	1,526,059	11/1/06
Avamar Technologies		2,384,762	2,384,762	3/1/07
Ceon		98,484	98,484	4/1/05
CiraNova		206,992	206,992	9/1/05
CoWare		758,933	758,933	6/1/07
Enkata Technologies		730,862	730,862	9/1/06
InterSan		673,707	673,707	12/1/06
IP Wireless		8,288,239	8,288,239	2/1/07
KonaWare		198,125	198,125	1/1/07
Merced Systems		116,675	116,675	12/1/05
nLayers		714,556	714,556	8/1/06
Platform Solutions		385,286	385,286	12/1/06
Plaxo		564,557	564,557	12/1/07
PSS Systems		139,050	139,050	6/1/06
Rome		914,036	914,036	3/1/07
Valchemy		283,087	283,087	11/1/06
Subtotal:	36.4%	$20,370,339	$20,370,339
Wireless
IXI Mobile		$2,804,909	$2,804,909	7/1/06
Subtotal:	5.0%	$2,804,909	$2,804,909

Total: (Cost of $96,859,544)	165.7%	$92,800,761	$96,859,544

* As of December 31, 2004 loans with a cost basis of $6.5 million and a fair value of $2.5 million have been classified as non-accrual.  These loans have been accelerated from original maturity and are due in their entirety.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 2005, the Fund had no unfunded unexpired commitments.

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

4.

CAPITAL STOCK AND PAYOFF OF DEBT FACILITY

As of September 30, 2005 and December 31, 2004, there were 10,000,000 shares of $0.001 par value common stock authorized and 100,000 shares issued and outstanding.

In March 2003, the Fund restructured its debt facility by lowering its borrowing capacity from $250.0 million to $160.0 million.  The facility was fully repaid in September 2005.  On April 2, 2003, Westech Investment Advisors, the Managing Member of the Company, reduced the committed capital of the Company from $361.9 million to $217.1 million, of which $162.8 million has been called and received.  The remaining $54.3 million in committed capital has expired and can no longer be called.

 During the three and nine month periods ended September 30, 2005, the Fund made deemed distributions to its shareholder in the amount of $117,485 and $358,070, respectively.  During the three and nine month periods ended September 30, 2005, the Fund made distributions of securities to its shareholder in the amount of $20,000.

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

6.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2005 and 2004.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Total Return *	9.43%	14.43%	10.87%	11.03%

Per Share Amounts:
Net asset value, beginning of period	$588.95	$739.78	$559.89	$761.53
Net investment income	13.75	25.42	50.01	82.90
Net realized loss & change in unrealized loss	(0.03)	1.12	(4.62)	(23.29)
Total income	13.72	26.54	45.39	59.61
Tax return of capital	-	-	-	-
Distributions of income to shareholder	(11.17)	(8.54)	(13.78)	(63.36)

Net asset value, end of period	$591.50	$757.78	$591.50	$757.78

Net assets, end of period	$59,149,763	$75,778,071	$59,149,763	$75,778,071

Ratios to average net assets:

Expenses *	5.04%	9.07%	6.53%	9.07%
Net investment income *	9.50%	13.75%	11.67%	14.79%

* Annualized

7.

SUBSEQUENT EVENT

At a board meeting held November 9, 2005, the Board of Directors of the Fund approved the termination of BDC status as well as a liquidation plan for the Fund.  The Board of Directors has authorized a special meeting of the sole shareholder of Venture Lending & Leasing III, Inc. (the “Company”) be held on Tuesday, December 20, 2005, commencing at 9:00 a.m., Pacific Daylight Time, at the offices of Westech Investment Advisors, Inc. (“Westech”), 2010 North First Street, Suite 310, San Jose, California 95131.  If the plan of liquidation is approved and the BDC election is terminated, the Fund will distribute all of its assets to the Company and cease operations.

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

Results of Operations –For the Three and Nine Months ended September 30, 2005 and 2004

Total investment income for the three months ended September 30, 2005 and 2004 was $2.1 million and $4.2 million, respectively, of which $2.1 million and $4.1 million, respectively, consisted of interest on venture loans outstanding during the period.  Total investment income for the nine months ended September 30, 2005 and 2004 was $7.8 million and $13.4 million, respectively, of which $7.7 million and $13.2 million, respectively, consisted of interest on venture loans outstanding during the period. The remaining income consisted of payment of late fees from customers and interest on the temporary investment of cash.   The cash is held pending investment in venture loans. The decrease in investment income is due primarily to the decline in outstanding performing loans, which averaged $103.1 million and $105.3 million for the three and nine months ended September 30, 2004 and $58.6 million and $70.5 million for the three and nine months ended September 30, 2005.  The decline in outstanding performing loans is a result of the Fund having ceased making commitments as of the quarter ended June 30, 2004 which has decreased the amount of new fundings.   Interest revenue was further reduced by the decrease in average interest yield on loans from 16.0% and 16.7% for the three and nine months ended September 30, 2004 to 14.1% and 14.5% for the three and nine months ended September 30, 2005.  The decrease in interest yield was due in a large part to a lower amount of prepayments from certain borrowers paying a premium in order to pay off their loans.

Total expenses were $0.7 million and $1.7 million for the three months ended September 30, 2005 and 2004, respectively.  Total expenses were $2.8 million and $5.1 million for the nine months ended September 30, 2005 and 2004, respectively.  Management fees were the largest expense.  Management fees for the three months ended September 30, 2005 and 2004 were $0.4 million and $0.7 million respectively.  Management fees for the nine months ended September 30, 2005 and 2004 were $1.3 million and $2.3 million respectively.  Management fees were lower for the three and nine months ended September 30, 2005 because such fees are calculated from the Fund’s asset base, which continued to decline from $118.0 million as of September 30, 2004 to $59.8 million as of September 30, 2005.

Interest expense was less than $0.1 million and was $0.4 million for the three months ended September 30, 2005 and 2004, respectively.  Interest expense was $0.6 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively.  Included in these amounts are the settled portion of the Fund's interest hedge transactions of less than $0.1 million and $0.2 million for the three months ended September 30, 2005 and 2004, respectively and less than $0.1 million and $0.5 million for the nine months ended September 30, 2005 and 2004, respectively.  Interest expense declined as average outstanding bank debt declined from $44.8 million and $47.2 million for the three and nine months ended September 30, 2004, respectively to $4.6 million and $19.6 million for the three and nine months ended September 30, 2005, respectively.  This amount was slightly offset because rates increased from 3.7% for the nine months ended September 30, 2004 to 3.9% for the nine months ended September 30, 2005.  The increase in rates was primarily due to interest rate increases in general.  As of September 30, 2005, all outstanding bank debt has been repaid.

Total banking and legal fees were $0.3 million and $0.5 million for the three months ended September 30, 2005 and 2004, respectively.  Total banking and legal fees were $0.8 million and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively.  Banking and legal fees declined as the average outstanding bank debt declined from $44.8 million and $47.2 million for the three and nine months ended September 30, 2004, respectively to $4.6 million and $19.6 million for the three and nine months ended September 30, 2005, respectively.  The decrease in banking and legal fees was primarily brought about due to the continued reduction of the facility size of the conduit from $160 million as of September 30, 2004 to $0 as of September 30, 2005.  This reduction was slightly offset by increased legal fees, much of which related to bank matters.

Total other operating expenses for the three months ended September 30, 2005 and 2004 were less than $0.1 million and $0.1 million, respectively.  Total other operating expenses for the nine months ended September 30, 2005 and 2004 were $0.1 million and $0.2 million, respectively.  Director fees and audit and tax related fees comprised a majority of the other operating expenses for the three and nine months ended September 30, 2005 and 2004.  The decrease in operating expenses was a result of the Fund’s stage in its lifecycle.  Most operating expenses are decreasing as the company has ceased making new loans and has started winding down its operations.

The Fund incurred a net unrealized gain (loss) from investments and hedging activity of less than $(0.1) million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively.  The net change in unrealized loss from investments and hedging activity was due primarily to net increase (decrease) in the fair value of loans from borrowers of $0.0 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively.  Included in the net unrealized loss for the three months ended September 30, 2005 and 2004 is a less than $0.1 million unrealized loss and a less than $0.1 million unrealized gain, respectively resulting from interest rate hedging transactions. The Fund incurred a net unrealized loss from investments and hedging activity of $(0.3) million and less than $(0.1) million for the nine months ended September 30, 2005 and 2004, respectively.  The net change in unrealized loss from investments and hedging activity was due to net increase (decrease) in the fair value of loans from borrowers of $(0.4) million and $(0.5) million for the nine months ended September 30, 2005 and 2004, respectively.  Included in the net unrealized loss for the nine months ended September 30, 2005 and 2004 is less than $0.1 million and a $0.5 million unrealized gain, respectively resulting from interest rate hedging transactions.

The Fund incurred a net realized loss from investment transactions of $0 and $1.0 million for the three months ended September 30, 2005 and 2004, respectively.  The Fund incurred a net realized loss from investment transactions of $0.2 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively.  These realized losses were the result of writing off certain loans deemed to be uncollectible less small recoveries of previously written off loans.

The Fund had a net increase in net assets resulting from operations of $1.4 million and $2.7 million for the three months ended September 30, 2005 and 2004, respectively.  This translates to a net increase in net assets resulting from operations per share of $13.72 and $26.54 for the three months ended September 30, 2005 and 2004, respectively.  The Fund had a net increase in net assets resulting from operations of $4.5 million and $6.0 million for the nine months ended September 30, 2005 and 2004, respectively.  This translates to a net increase in net assets resulting from operations per share of $45.39 and $59.61 for the nine months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources – September 30, 2005 and December 31, 2004

Total capital contributed to the Fund was approximately $155.0 million at September 30, 2005.  Committed capital to the Company at September 30, 2005 was $217.1 million, of which $162.8 million has been called and received.  The remaining $54.3 million in committed capital has expired and can no longer be called.

As of September 30, 2005 and December 31, 2004, the Fund had in place a debt facility of $0 and $50.0 million, respectively to finance the acquisition of asset-based loans.  As of September 30, 2005 and December 31, 2004, $0 and $44.8 million were outstanding under this facility, respectively. The debt facility has now been fully repaid.

At September 30, 2005 and December 31, 2004 the Fund had interest rate swap transactions outstanding with a total notional principal amount of $19.9 million and $40.4 million.  The effect of these swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.  The amortization schedule for each borrowing under the facility was expected to correspond to the amortization of the loans supporting each borrowing, however as of September 30, 2005, the Fund is over hedged due to rapid pay down of the bank facility.  Subsequent to quarter end, the Fund liquidated its hedge position and realized a small gain.

As of September 30, 2005 and December 31, 2004, respectively, 6.5% and 7.6% of the Fund's assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the three months ended September 30, 2005.   Amounts disbursed under the Fund's loan commitments increased by approximately $6.7 million during the nine months ended September 30, 2005. Net loan amounts outstanding after amortization decreased by approximately $37.6 million for the same period. Unexpired, unfunded commitments decreased by $10.8 million for the nine months ended September 30, 2005.  As of September 30, 2005, the Fund is no longer obligated to fund additional commitments as all commitments have expired.

As of	Amount Disbursed	Principal Reductions	Balance Outstanding	Unexpired Unfunded Commitments
September 30, 2005	$555.5 million	$500.3 million	$55.2 million	$0
December 31, 2004	$548.8 million	$456.0 million	$92.8 million	$10.8 million

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

The Fund manages its credit risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower.  The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund generally distributes all equity securities to the Company upon receipt.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2005.  This translates to 3.6% and 3.3% for the three and nine months ended September 30, 2005, respectively. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

November 11, 2005

Date:

November 11, 2005

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Martin D. Eng, certify that:

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

Date: November 11, 2005

/S/ Martin D. Eng

Martin D. Eng

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

Date: November 11, 2005

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                     Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
November 11, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing III, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
November 11, 2005